Form 10-Q
period 2004-03-31
PROCENTURY CORP
filed 2004-06-04
CIK 1273397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

000-50641
(Commission File Number)

PROCENTURY CORPORATION

(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1718622 (I.R.S. Employer Identification No.)

465 Cleveland Avenue Westerville, Ohio (Address of principal executive offices)	43082 (Zip Code)

(614) 895-2000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐ NO ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

     As of June 4, 2004, the registrant had 13,101,195 outstanding Common Shares, without par value.

PROCENTURY CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2004

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2004, $203,049,212, 2003, $167,970,330)	$206,452,856	169,104,006
Held-to-maturity, at amortized cost (fair value 2004, $4,435,565; 2003, $4,216,670)	4,350,280	4,153,091
Equities (available-for-sale):
Equity securities, at fair value (cost 2004, $17,735,118; 2003, $16,040,725)	18,406,759	16,393,880
Bond mutual funds, at fair value (cost 2004, $8,662,442; 2003, $10,821,670)	8,748,910	10,839,175
Short-term investments, at amortized cost	1,995,744	26,251,830

Total investments	239,954,549	226,741,982
Cash	8,744,463	7,300,597
Premiums in course of collection, net	11,209,602	11,337,253
Deferred policy acquisition costs	16,118,397	14,642,308
Prepaid reinsurance premiums	16,291,567	14,926,467
Reinsurance recoverable on paid and unpaid losses, net	48,586,913	48,320,544
Deferred federal income tax asset	1,730,642	2,760,166
Other assets	6,219,590	6,083,209

Total assets	$348,855,723	332,112,526

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$144,837,569	136,982,225
Unearned premiums	79,621,198	74,734,166
Long term debt	33,898,352	34,132,833
Accrued expenses and other liabilities	9,287,643	9,219,095
Reinsurance balances payable	6,748,825	7,328,388
Collateral held	4,386,459	6,270,009
Federal income taxes payable	3,186,890	1,728,131

Total liabilities	281,966,936	270,394,847

Minority interest	26,340,107	25,320,242
Shareholders’ equity:
Capital stock, without par value:
Class A shares — Authorized 7,500,000 shares; issued and outstanding 5,000,000 shares	—	—
Class B shares — Authorized 5,000 shares; issued and outstanding 531.68 shares	—	—
Class C shares — Authorized 10,000 shares; issued and outstanding 0 shares	—	—
Additional paid-in capital	26,866,634	26,866,634
Retained earnings	11,184,650	8,296,776
Accumulated other comprehensive income, net of minority interest and taxes	2,497,396	1,234,027

Total shareholders’ equity	40,548,680	36,397,437

Total liabilities and shareholders’ equity	$348,855,723	332,112,526

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Premiums earned	$34,510,056	24,592,293
Net investment income	2,314,140	1,587,310
Net realized investment gains	160,770	82,050

Total revenues	36,984,966	26,261,653

Losses and loss expenses	18,674,975	13,898,874
Amortization of deferred policy acquisition costs	8,784,768	5,796,666
Other operating expenses	4,102,115	4,273,654
Interest expense	415,212	317,787

Total expenses	31,977,070	24,286,981

Income before gain on sale of minority interest in subsidiary, net	5,007,896	1,974,672
Gain on sale of minority interest in subsidiary, net of transaction fees	—	97,499

Income before minority interest and income tax expense	5,007,896	2,072,171
Minority interest	564,124	490,311
Income tax expense	1,555,898	734,333

Net income	$2,887,874	847,527

Basic and diluted net income per share:
Net income	$0.58	0.17

Weighted average of shares outstanding	5,000,532	5,000,532

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Shareholders’ Equity
Capital stock:
Beginning of year	$—	—
Stock issued	—	—

End of year	—	—

Additional paid-in capital:
Beginning of year	26,866,634	26,460,000
Issuance of common shares	—	—

End of year	26,866,634	26,460,000

Retained earnings:
Beginning of year	8,296,776	7,983,259
Net income	2,887,874	847,527

End of year	11,184,650	8,830,786

Accumulated other comprehensive income, net of taxes:
Beginning of year	1,234,027	1,952,659
Unrealized holding gains arising during the period, net of reclassification adjustment	1,263,369	390,430

End of year	2,497,396	2,343,089

Total shareholders’ equity	$40,548,680	37,633,875

Comprehensive Income
Net income	$2,887,874	847,527
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period:
Gross	2,755,995	785,955
Adjustment to minority interest	(455,740)	(117,631)
Related federal income tax expense	(932,385)	(224,561)

Net unrealized gains	1,367,870	443,763

Reclassification adjustment for gains included in net income
Gross	160,770	82,050
Related federal income tax expense	(56,269)	(28,718)

Net reclassification adjustment	104,501	53,332

Other comprehensive income	1,263,369	390,431

Total comprehensive income	$4,151,243	1,237,958

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Cash flows provided by (used in) operating activities:
Net income	$2,887,874	847,527
Adjustments:
Deferred retroactive reinsurance gain	—	(198,315)
Minority interest	564,124	490,311
Net realized investment gains	(160,770)	(82,050)
Gain on the sale of minority interest in subsidiary	—	(312,499)
Deferred federal income tax (benefit) expense	97,140	(508,156)
Changes in assets and liabilities:
Premiums in course of collection, net	127,651	(2,130,220)
Deferred policy acquisition costs	(1,476,089)	(1,611,719)
Prepaid reinsurance premiums	(1,365,100)	(661,249)
Reinsurance recoverable on paid and unpaid losses, and retroactive, net	(266,369)	(2,303,357)
Federal income taxes payable	1,458,759	242,490
Loss and loss expense reserves	7,855,344	4,953,736
Unearned premiums	4,887,032	6,409,658
Funds held under retroactive reinsurance contract	—	220,851
Reinsurance balances payable	(579,563)	(2,781,156)
Collateral held	(1,883,550)	(144,810)
Receivable from sale of minority interest in subsidiary	—	(5,300,000)
Other, net	251,431	149,701

Net cash provided by (used in) operating activities	12,397,914	(2,719,257)

Cash flows (used in) provided by investing activities:
Purchases of equity securities	(25,415,041)	(50,962,019)
Purchase of fixed maturity securities available-for-sale	(58,996,791)	(63,617,432)
Purchase of fixed maturity securities held-to-maturity	(209,696)	—
Proceeds from sales of equity securities	25,868,866	51,272,649
Proceeds from sales and maturities of fixed maturities available-for-sale	23,777,283	48,824,860
Proceeds from maturities of fixed maturities held-to-maturity	—	250,000
Proceeds from sale of minority interest in subsidiary	—	2,800,000
Short-term investments, net	24,256,086	13,501,760

Net cash (used in) provided by investing activities	(10,719,566)	2,069,818

Cash flows (used in) provided by financing activities:
Issuance of Class C shares by subsidiary	—	2,500,000
Principal payment on long term debt	(234,482)	(228,213)

Net cash (used in) provided by financing activities	(234,482)	2,271,787

Increase in cash and cash equivalents	1,443,866	1,622,348
Cash and equivalents at beginning of year	7,300,597	8,723,777

Cash and equivalents at end of year	$8,744,463	10,346,125

Supplemental disclosure of cash flow information:
Interest paid	$434,958	322,391

Federal income taxes paid	$—	1,000,000

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Notes to Consolidated Condensed Financial Statements

March 31, 2004

(Unaudited)

(1)	Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements and notes include the accounts of ProCentury Corporation, formerly ProFinance Holdings Corporation, (“the Company” or “ProCentury”) and its wholly owned and controlled insurance subsidiaries, Century Surety Company (“Century”), Evergreen National Indemnity Company (“Evergreen”), and Continental Heritage Insurance Company (“Continental”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. These interim unaudited consolidated condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company’s audited consolidated financial statements, included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424 of the Securities Act of 1933, as amended, (the “Prospectus”) (File No. 333-111294). The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

In preparing the interim unaudited consolidated condensed financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim unaudited consolidated condensed financial statements, and the reported amounts of revenue and expenses for the reporting period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss expense reserves, the recoverability of deferred policy acquisition costs and deferred tax assets, the net realizable value of reinsurance recoverables, and the determination of other-than-temporary declines in the fair value of investments. Although considerable variability is inherent in these estimates, management believes that the amounts provided are adequate. These estimates are continually reviewed and adjusted as necessary. Such adjustments are generally reflected in current operations.

These financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2003, included in the Company’s Prospectus.

On April 26, 2004, the Company issued 8,000,000 common shares in an initial public offering (“the IPO”) and received net proceeds (before expenses) of $78.1 million, based on an initial public offering price of $10.50. As this transaction did not occur during the period covered by this Form 10-Q, the accompanying interim unaudited consolidated condensed financial statements are on a historical basis and do not reflect the following transactions that occurred in connection with the IPO:

•	The spin-off of Evergreen and Continental and related specialty surety lines;

•	The issuance of common shares and related proceeds from the IPO;

•	Repayment of the $8.9 million bank indebtedness outstanding at the closing of the IPO; and

•	Redemption of the $5.0 million Class B common shares and related interest expense of $513,000.

       All significant intercompany balances and transactions have been eliminated.

(2)	Investments

The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturity securities classified as held-to-maturity were as follows:

	March 31, 2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,350,280	86,416	(1,131)	4,435,565

Total	$4,350,280	86,416	(1,131)	4,435,565

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,153,091	64,462	(883)	4,216,670

Total	$4,153,091	64,462	(883)	4,216,670

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities classified as available-for-sale were as follows:

	March 31, 2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,145,312	1,008,448	(19,943)	36,133,817
Obligations of states and political subdivisions	33,373,330	236,143	(310,023)	33,299,450
Corporate securities	49,707,615	1,152,361	(9,668)	50,850,308
Mortgage-backed securities	40,651,405	687,784	(13,780)	41,325,409
Collateralized mortgage obligations	12,650,838	118,810	(34,973)	12,734,675
Asset-backed securities	31,520,712	637,151	(48,666)	32,109,197

Total fixed maturity securities	203,049,212	3,840,697	(437,053)	206,452,856

Equities:
Equity securities	17,735,118	737,239	(65,598)	18,406,759
Bond mutual funds	8,662,442	86,468	—	8,748,910

Total equities	26,397,560	823,707	(65,598)	27,155,669

Total	$229,446,772	4,664,404	(502,651)	233,608,525

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$33,341,914	601,194	(140,747)	33,802,361
Obligations of states and political subdivisions	10,897,900	22,993	(168,844)	10,752,049
Corporate securities	46,947,779	436,715	(166,788)	47,217,706
Mortgage-backed securities	35,577,632	444,465	(33,789)	35,988,308
Collateralized mortgage obligations	11,044,873	54,080	(77,670)	11,021,283
Asset-backed securities	30,160,232	286,995	(124,928)	30,322,299

Total fixed maturity securities	167,970,330	1,846,442	(712,766)	169,104,006

Equities:
Equity securities	16,040,725	428,462	(75,307)	16,393,880
Bond mutual funds	10,821,670	23,401	(5,896)	10,839,175

Total equities	26,862,395	451,863	(81,203)	27,233,055

Total	$194,832,725	2,298,305	(793,969)	196,337,061

The Company considers four factors in determining if an other-than-temporary decline in fair value exists: length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the fair value of a security; and the intent and ability of the Company to hold the security until the fair value recovers. Realized losses, including any provision for other-than-temporary declines in value, are included in the consolidated statements of operations. No other-than-temporary declines were realized in the three month periods ended March 31, 2004 or 2003.

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for held-to-maturity securities that are considered temporarily impaired are as follows:

	March 31, 2004
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$208,566	(1,131)	—	—	208,566	(1,131)

Total	$208,566	(1,131)	—	—	208,566	(1,131)

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	March 31, 2004
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,729,824	(19,943)	—	—	2,729,824	(19,943)
Obligations of states and political subdivisions	21,272,916	(310,023)	—	—	21,272,916	(310,023)
Corporate securities	1,285,505	(9,662)	90,225	(6)	1,375,730	(9,668)
Mortgage-backed securities	2,091,337	(13,780)	—	—	2,091,337	(13,780)
Collateralized mortgage obligations	2,877,036	(34,265)	123,772	(708)	3,000,808	(34,973)
Asset-backed securities	4,441,758	(25,641)	943,508	(23,025)	5,385,266	(48,666)

Total fixed maturity securities	34,698,376	(413,314)	1,157,505	(23,739)	35,855,881	(437,053)

Equities:
Equity securities	3,302,180	(44,910)	202,473	(20,688)	3,504,653	(65,598)
Bond mutual funds	—	—	—	—	—	—

Total equities	3,302,180	(44,910)	202,473	(20,688)	3,504,653	(65,598)

Total	$38,000,556	(458,224)	1,359,978	(44,427)	39,360,534	(502,651)

At March 31, 2004, there were six securities (five fixed-maturity and one common stock) that have been in an unrealized loss position for one year or longer. The one common stock security that was in an unrealized loss position for 12 months or longer had a fair value that was 90% of book value at March 31, 2004. Of the five fixed-maturity securities, all but one security was rated AA or better, and the remaining four only represented $5,444 of an aggregate unrealized loss. The one fixed-maturity security that was not rated AA or better, that was in an unrealized loss position for 12 months or longer, had a fair value that was 89% of book value at March 31, 2004. Management believes that the declines are temporary and are not indicative of other-than-temporary impairments with these securities.

(3)	Loss and Loss Expense Reserves

The liability for losses and loss expenses represent the Company’s best estimate of the ultimate amounts needed to pay both reported and unreported claims. These estimates are based on quarterly internal actuarial studies and annually on an independent actuarial study. The Company continually reviews these estimates and, based on new developments and information, the Company includes adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made.

In the first quarter of 2004 the Company recorded $16.4 million of incurred losses and loss expenses attributable to the 2004 accident year and $2.2 million attributable to events of prior years.

A significant portion of the 2004 prior year increases resulted principally from construction defect claims in the other liability line in the property and casualty segment. During the first quarter of 2004, new construction defect claim counts exceeded expectations. Based on the claim count experience that has emerged, the Company’s actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims. The prior year development recognized during the quarter for construction defect is substantially due to adverse claim count experience. The claim severities for the quarter were in line with the Company’s recent experience and expectations. Additionally, during the quarter, development on pending claims was favorable and the amount of claims closed continued to exceed the amount of new claims reported. As of March 31, 2004, we had 572 open claims relating to construction defect compared to 597 open claims as of December 31, 2003. During the first three months of 2004, 262 new claims were reported and 287 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims as of March 31, 2004 were $17.9 million.

During the first quarter of 2004, the Company observed increases in paid and incurred losses and loss expenses on seven commercial auto liability claims. The net incurred increases on these claims totaled $778,000. The increases were related to one significant, unanticipated new claim ($155,000), reserve increases related to coverage disputes on three claims ($297,000), and unfavorable changes in conditions relating to three other claims ($326,000).

Due to the development during the quarter, the Company is conducting further analysis of the nature and impact of the commercial automobile activity. In addition to its current methods for assessing the overall reserve needs on this run-off business, the Company’s actuaries have undertaken a project with claims management to assess the range of potential costs on the 51 remaining pending claims.

As of March 31, 2004, we had 51 open claims relating to commercial automobile compared to 63 open claims as of December 31, 2003. During the first three months of 2004, 4 new claims were reported and 16 existing claims were settled or dismissed. Our net loss and loss expense reserves for commercial automobile as of March 31, 2004 were $3.8 million.

In the first quarter of 2003, the Company recorded $2.8 million of incurred losses and loss expenses attributable to events of prior years. During this period, the Company experienced increases in claims and claim severity above expectations in the property line that caused changes to the selected development patterns primarily for the 2002 accident year that caused a reestimation of reserves on the property line of $2.2 million.

(4)	Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company from its obligations to policyholders. There have been no significant changes in the Company’s reinsurance program except that the Company is now retaining the first $500,000 ($300,000 in 2003) of individual property and casualty losses in our excess of loss contracts effective January 1, 2004.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	Three Months Ended March 31,
	2004	2003
Premiums written:
Direct	$50,715,964	38,643,359
Assumed	(1,351,835)	1,281,885
Ceded	(11,332,141)	(9,574,722)

Net premiums written	$38,031,988	30,350,522

Premiums earned:
Direct	$44,493,299	32,523,762
Assumed	(16,202)	982,005
Ceded	(9,967,041)	(8,913,474)

Net premiums earned	$34,510,056	24,592,293

Loss and loss expenses incurred:
Direct	$25,275,179	19,057,462
Assumed	(432,088)	354,884
Ceded	(6,168,116)	(5,513,472)

Net losses and loss expenses incurred	$18,674,975	13,898,874

(5)	Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisitions costs deferred and amortized:

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$14,642,308	8,347,246
Policy acquisition costs deferred	10,260,857	7,408,393
Amortization of deferred policy acquisition costs	(8,784,768)	(5,796,666)

Balance at end of period	$16,118,397	9,958,973

(6)	Federal Income Taxes

The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before minority interest and income taxes as a result of the following:

	For the Three Months
	Ended March 31,
	2004	2003
Federal income tax expense at statutory rate	35.00%	35.00
Increase (decrease) attributable to:
Nontaxable interest income	(0.26)	(1.03)
Dividend received deduction net of proration	(1.62)	—
Tax benefit on the sale of Continental	(2.94)	—
Tax expense on the sale of Evergreen	—	5.20
Other	0.89	(3.73)

Total	31.07%	35.44

(7)	Commitments and Contingencies

The Company is a defendant in various lawsuits. In the opinion of management, the effects, if any, of such lawsuits are not expected to be material to the Company’s consolidated financial position or results from operations.

(8)	Segment Reporting Disclosures

The Company operates in two segments of the specialty insurance market: the Property and Casualty Lines (P/C) (including general liability, multi-peril, and commercial property) and Surety Lines (including specialty bonds, landfill bonds and bail bonds).

All investment activities are included in the Investing operating segment. Exited programs (including workers’ compensation and commercial auto) are included in Other (Including Exited Lines) for purposes of segment reporting.

The Company considers many factors, including economic similarity, the nature of the underwriting units’ insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premium net of loss and loss expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with GAAP as a measure of profitability. Segment profit for the Investing operating segment is measured by net investment income and net realized gains or losses.

The Company does not allocate assets to the P/C and Surety operating segments for management reporting purposes. The total investment portfolio and cash are allocated to the Investment operating segment.

The following is a summary of segment disclosures:

	Three Months Ended March 31,
	2004	2003
Segment revenue:
P/C	$32,052,466	22,444,835
Surety	2,711,350	1,647,579
Investing	2,474,910	1,669,360
Other (including exited lines)	(253,760)	499,879

Segment revenue	$36,984,966	26,261,653

Segment profit (loss):
P/C	$2,686,126	1,725,848
Surety	961,533	472,937
Investing	2,474,910	1,669,360
Other (including exited lines)	(606,756)	(740,621)

Segment profit	$5,515,813	3,127,524

Segment assets:
Investing	$239,954,549	166,087,384
Assets not allocated	108,901,174	108,004,399

Total consolidated assets	$348,855,723	274,091,783

The following summary reconciles significant segment items to the Company’s consolidated financial statements:

	Three Months Ended March 31,
	2004	2003
Income before minority interest and income taxes:
Segment profit	$5,515,813	3,127,524
Unallocated amounts:
Corporate expenses	(92,705)	(835,065)
Gain on sale of minority interest in subsidiary, net	—	97,499
Interest expense	(415,212)	(317,787)

Income before minority interest and income taxes	$5,007,896	2,072,171

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Surety	Other	Consolidated
Three Months ended March 31, 2004:
P/C	$13,255,024	18,797,442	—	—	32,052,466
Surety	—	—	2,711,350	—	2,711,350
Other (including exited lines)	—	—	—	(253,760)	(253,760)

Earned premiums	$13,255,024	18,797,442	2,711,350	(253,760)	34,510,056

Three Months ended March 31, 2003:
P/C	$9,529,360	12,915,475	—	—	22,444,835
Surety	—	—	1,647,579	—	1,647,579
Other (including exited lines)	—	—	—	499,879	499,879

Earned premiums	$9,529,360	12,915,475	1,647,579	499,879	24,592,293

The Company does not manage property and casualty products at this level of detail.

(9)	Initial Public Offering

On April 26, 2004, ProCentury issued 8,000,000 common shares in the IPO and received net proceeds (before expenses) of $78.1 million. In connection with the IPO, each outstanding common share was converted into 500 common shares. After the IPO the total number of shares outstanding is 13,101,195. The following transactions were completed in connection with the IPO:

(a)	Termination of the Intercompany Pooling Agreement

Effective January 1, 2004, the intercompany pooling agreement among ProCentury and its insurance subsidiaries was terminated. As a result of the termination, the loss and loss expense reserves and unearned premiums were reallocated with an equal amount of cash and investments to each insurance subsidiary based on the insurance business it produced as an individual company. This transaction did not have any impact on the consolidated financial position or results of operations of the Company.

Simultaneously with the termination, pursuant to reinsurance agreements, all specialty surety business of Century, ProCentury’s primary insurance subsidiary, was transferred to Evergreen and all property and casualty business and discontinued lines of Evergreen and Continental were transferred to Century. The initial transfer of this business did not have any impact on the consolidated financial position or results of operations of the Company.

(b)	Sale of Continental

On February 19, 2004, Evergreen bought 100% of the outstanding shares of Century’s subsidiary Continental for GAAP book value. No gain or loss resulted from this transaction. However, a net tax benefit of $147,000 resulted from this transaction.

(c)	Transfer of Ownership of Evergreen

On April 26, 2004, Century distributed to ProCentury all Class A and B common shares of Evergreen owned by Century. ProCentury then distributed these shares on a pro rata basis to Class A shareholders of ProCentury in the form of a $7.5 million stock dividend. The dividend was approved by the Ohio Department of Insurance.

(d)	Contribution of Surplus

On April 26, 2004, ProCentury used a portion of the proceeds from the IPO to make a $55.0 million cash capital contribution to Century to support Century’s ongoing insurance operations.

(e)	Redemption of Class B shares

On April 26, 2004, ProCentury used a portion of the proceeds from the IPO to redeem all outstanding Class B common shares for $5.0 million. This transaction resulted in $513,000 of interest expense that was recorded in April of 2004.

(f)	Repayment of Bank Debt

On April 27, 2004, ProCentury used a portion of the proceeds from the IPO to repay all of its bank debt, which had a balance at March 31, 2004 of $8.9 million. With the repayment of the bank debt, the outstanding common shares of Century were released as collateral.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included in this Form 10-Q. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Cautionary Statement Regarding Forward-Looking Statements” that could cause our actual growth, results of operations, performance and business prospects and opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

     ProCentury is a holding company that underwrites selected property and casualty and surety insurance through its subsidiaries. On April 26, 2004, we issued 8,000,000 common shares in the IPO. Immediately prior to the closing of the IPO we disposed of our subsidiaries, Evergreen and Continental and the related surety segment. However, the following management’s discussion and analysis covers the financial results of ProCentury prior to the issuance of the common shares and the disposition of Evergreen and Continental and, therefore, includes the results of Evergreen and Continental and the related surety segment.

     As a “niche” company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks and risks that insurance companies licensed by the state in which the insurance policy is sold, which are also referred to as “admitted insurers,” specifically refuse to write. When we underwrite within the excess and surplus lines market, we are selective in the lines of business and types of risks we choose to write. Typically, the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients.

     We evaluate our insurance operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross written premiums. We generally measure our operating results by examining our net income, return on equity and loss, expense and combined ratios. The following provides further explanation of the key measures that we use to evaluate our results:

     Gross Written Premiums. Gross written premiums is the sum of direct written premiums and assumed written premiums. We use gross written premiums, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

     Net Written Premiums. Net written premiums is the sum of direct written premiums and assumed written premiums less ceded written premiums. We use net written premiums, primarily in relation to gross written premiums, to measure the amount of business retained after cessions to reinsurers.

     Loss Ratio. Loss ratio is the ratio (expressed as a percentage) of losses and loss expenses incurred to premiums earned. Loss ratio generally is measured on both a gross (direct and assumed) and net (gross less ceded) basis. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in the accompanying unaudited consolidated condensed financial statements

     Expense Ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. We reduce our operating expenses by ancillary income (excluding net investment income and realized gains (losses) on securities) to calculate our net operating expenses. Due to our historically high levels of reinsurance, we calculate our expense ratio on both a gross basis (before the effect of ceded reinsurance) and a net basis (after the effect of ceded reinsurance). Although the net basis is meaningful in evaluating our financial results that are net of ceded reinsurance, as reflected in the accompanying unaudited consolidated condensed financial statements, we believe that the gross expense ratio better reflects the operational efficiency of the underlying business and is a better measure of future trends. Interest expense is not included in the calculation of the expense ratio.

     Combined Ratio. Combined ratio is the sum of the loss ratio and the expense ratio and measures a company’s overall underwriting profit. If the combined ratio is at or above 100, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). We use the GAAP combined ratio in evaluating our overall underwriting profitability and as a measure for comparing our profitability relative to the profitability of our competitors.

Critical Accounting Policies

     It is important to understand our accounting policies in order to understand our financial statements. Management considers certain of these policies to be critical to the presentation of our financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the period being reported upon. Certain of the estimates result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates, which would be reflected in future periods.

     Our most critical accounting policies involve the reporting of loss and loss expense reserves (including losses that have occurred but were not reported to us by the financial reporting date (“IBNR”)), reinsurance recoverables, the impairment of invested assets, deferred policy acquisition costs and deferred taxes.

     Loss and Loss Expense Reserves. Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. See Note 3 to our unaudited consolidated condensed financial statements included in this Form 10-Q.

     Reinsurance Recoverables. Reinsurance recoverables on paid and unpaid losses, net, are established for the portion of our loss and loss expense reserves that are ceded to reinsurers. Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers which can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. See Note 4 to our unaudited consolidated condensed financial statements included in this Form 10-Q.

     Impairment of Invested Assets. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We regularly review our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost and specific credit issues related to the issuer and current economic conditions. In general, we focus our attention on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, we also consider the current fair value compared to amortized cost or cost, as appropriate, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the unaudited consolidated condensed financial statements. See Note 2 to our unaudited consolidated financial statements including in this Form 10-Q.

     Deferred Policy Acquisition Costs. We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums. See Note 5 to our unaudited consolidated condensed financial statements included in this Form 10-Q.

     Deferred Taxes. We utilize the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts more likely than not to be realized.

Results of Operations

     The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our unaudited consolidated condensed financial statements and to assist the reader in gaining a better understanding of our results of operations.

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Selected Financial Data:
Gross written premiums	$49,364	39,925
Net premiums earned	34,510	24,592
Net investment income	2,314	1,587
Net realized investment gains	161	82
Total revenues	36,985	26,261
Total expenses	31,977	24,287
Other transactions:
Gain on sale of minority interest in subsidiary, net	—	97
Net income	2,888	848
Key Financial Ratios:
Loss and loss expense ratio	54.11%	56.52
Expense ratio	37.34	40.95

Combined ratio	91.45%	97.47

Overview of Operating Results

     Net income increased to $2.8 million for the three months ended March 31, 2004, compared to net income of $848,000 for the same period in 2003. The increase in net income was primarily attributable to improved underwriting results from decreasing current accident year loss and expense ratios, an increase in premium volume that provided additional underwriting margins, and an increase in net investment income, including $79,000 increase in net realized investment gains.

Revenues

       Premiums

     Premiums include insurance premiums underwritten by our insurance subsidiaries (which we refer to as direct premiums) and insurance premiums assumed from other insurers generally in states where we do not currently have a licensed insurance subsidiary (which we refer to as assumed premiums). We refer to direct and assumed premiums together as gross premiums.

     Written premiums refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Written premiums become premiums earned as the policy ages. Barring premium changes, if an insurance company writes the same mix of business each year, written premiums and premiums earned will be equal, and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than written premiums. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than written premiums.

     We have historically relied on quota share, excess of loss, and catastrophe reinsurance primarily to manage our regulatory capital requirements and also to limit our exposure to loss.

     Our underwriting business can be divided into three primary segments:

•	property/casualty;

•	surety; and

•	other (including exited lines).

     Our property/casualty segment primarily includes general liability, commercial property and multi-peril insurance for small and mid-sized businesses. Our surety segment includes landfill, specialty surety and bail bonds. The other (including exited lines) segment includes workers’ compensation, which we exited in January 2002, and commercial auto, which was exited in May 2000.

     The following table presents our gross written premiums in our primary segments and provides a summary of gross, ceded and net written premiums and net premiums earned for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Gross written premiums:
Property/casualty	$42,865	33,423
Surety	8,082	6,111
Other (including exited lines)	(1,583)	391

Total gross written premiums	49,364	39,925
Ceded written premiums	11,332	9,574

Net written premiums	$38,032	30,351

Net premiums earned	$34,510	24,592
Net written premiums to gross written premiums	77.0%	76.0
Net premiums earned to net written premiums	90.7%	81.0

     Gross Written Premiums

     Gross written premiums increased $9.4 million or 23.6% for the three months ended March 31, 2004 compared to the same period in 2003. This increase was due primarily to increased market penetration in our property/casualty and surety segments, which was slightly offset by amounts representing returned premiums for our other (including exited lines) segment. During the three months ended March 31, 2004, gross written premiums for our property/casualty segment increased $9.4 million or 28.3% due to continued favorable market conditions that have allowed us to increase our premium volume and prices in the casualty market for the fourth consecutive year. During the same period, gross written premiums for our surety segment increased $2.0 million or 32.3% due primarily to favorable market conditions that allowed us to increase our volume. The growth in our property/casualty and surety segments was offset by decrease in written premiums for the other (including exited lines) segment.

     Net Written and Earned Premiums

     Net written premiums for the three months ended March 31, 2004 were $38.0 million, representing an increase of 25.3% compared to the same period in 2003. Net written premiums were consistent with the same period in 2003 of 77.0% of gross written premiums for the three months ended March 31, 2004. Net premiums earned, a function of net written premiums, amounted to $34.5 million for the three months ended March 31, 2004 and were 90.7% of net written premiums. This is higher than the relationship of net premiums earned to net written premiums during the same period in 2003, reflecting a change in the 2003 reinsurance agreements that resulted in a lower percentage of business ceded during 2003 that is earning in 2004.

     Net Investment Income

     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed-income securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses.

     Net investment income increased to $2.3 million for the three months ended March 31, 2004, compared to $1.6 million for the same period in 2003. The increase was due primarily to an increase in invested assets, including cash. Invested assets, including cash, increased 41.0% to $248.7 million as of March 31, 2004 from $176.4 million as of March 31, 2003. Our average investment yield for the first three months of 2004 was 4.3%, which is consistent with the yield for the same period in 2003. In the first three months of 2004, we decreased the amount of cash and short-term investments from 14.3% of invested assets, including cash at December 31, 2003 to 4.3% at March 31, 2004. This decrease in cash and short-term investments was part of an effort to increase our investment yield throughout 2004 by investing in higher yielding investment grade fixed-maturity securities while maintaining the targeted duration and credit quality of our portfolio.

     Realized Gains (Losses) on Securities

     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.

     We realized net investment gains of $161,000 on the sale of securities for the three months ended March 31, 2004 and $82,000 for the same period in 2003. These gains did not include any adjustments for other-than-temporary impairment of securities.

Expenses

     Losses and Loss Expenses

     Losses and loss expenses represent our largest expense item and include (1) payments made to settle claims, (2) estimates for future claim payments and changes in those estimates for current and prior periods, and (3) costs associated with settling claims. The items that influence the incurred losses and loss expenses for a given period include, but are not limited to, the following:

•	the number of exposures covered in the current year;

•	trends in claim frequency and claim severity;

•	changes in the cost of adjusting claims;

•	changes in the legal environment relating to coverage interpretation, theories of liability and jury determinations; and

•	the re-estimation of prior years’ reserves in the current year.

     We continue to perform an internal quarterly actuarial analysis and establish or adjust (for prior accident quarters) our best estimate of the ultimate incurred losses and loss expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. As of December 31 of each year, we have an independent actuarial analysis performed of the adequacy of our reserves. Our estimate of ultimate loss and loss expenses is evaluated and re-evaluated by accident year and by major coverage grouping and changes in estimates are reflected in the period the additional information becomes known.

     Our reinsurance program significantly influences our net retained losses. In exchange for premiums ceded to reinsurers under quota share and excess of loss reinsurance agreements, our reinsurers assume a portion of the losses and loss expenses incurred.

     Net loss and loss expenses increased to $18.7 million for the three months ended March 31, 2004 from $13.9 million for the same period in 2003. Net loss and loss expense ratios for the three months ended March 31, 2004 and 2003 were 54.1% and 56.5%, respectively.

     Our reserve for losses and loss expenses as of March 31, 2004 was $144.8 million (before the effects of reinsurance) and $102.1 million (after the effects of reinsurance), as estimated through our internal actuarial analysis. During 2004, we concluded, through our actuarial analysis, that the December 31, 2003 reserve for losses and loss expenses of $95.2 million (after the effects of reinsurance) was deficient by $2.2 million primarily on our construction defect and commercial auto reserves. Excluding construction defect, we had no prior year development in our property and casualty segment on accident years 2003, 2002, or 2001.

     Our reserve for losses and loss expenses (net of the effects of reinsurance) at March 31, 2004 and December 31, 2003 by line was as follows:

	Three Months	Year Ended
	Ended	December 31,
	March 31, 2004	2003
	(in thousands)
Property/casualty:
Casualty	$75,712	71,478
Property	16,976	13,806
Surety	2,165	2,327
Other (including exited lines):
Commercial auto	3,722	3,519
Workers’ compensation	3,478	4,031

Net reserves for losses and loss expenses	102,053	95,161
Plus reinsurance recoverables on unpaid losses at end of period	42,785	41,821

Gross reserves for losses and loss expenses	$144,838	136,982

     Based on a first quarter internal actuarial review, we recorded $16.4 million of incurred losses and loss expense attributable to the 2004 accident year and $2.2 million attributable to events of prior years. The accident year loss and loss expense ratios for the property and casualty segment for accident years 2004, 2003, and 2002 were 52.2%, 48.9% and 53.2%, respectively. The property and casualty segment combined accident year loss and loss expense ratio for the 2004, 2003, and 2002 year was 50.7%.

     A significant portion of the 2004 increase for events of prior years resulted principally from construction defect claims in the other liability line in the property and casualty segment. During the first quarter of 2004, new construction defect claim counts exceeded expectations. As a result, the Company’s actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims. The prior year development recognized during the quarter for construction defect is substantially due to adverse claim count experience. The claim severities for the quarter were in line with the Company’s recent experience and expectations. Additionally, during the quarter, development on pending claims was favorable and the amount of claims closed continued to exceed the amount of new claims reported. As of March 31, 2004, we had 572 open claims relating to construction defects compared to 597 open claims as of December 31, 2003. During the first three months of 2004, 262 new claims were reported and 287 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims as of March 31, 2004 were $17.9 million. The re-estimation of construction defect reserves primarily affected the 1996 and 1997 accident years and the 1999 to 2001 accident years.

     During the first quarter of 2004, we observed increases in paid and incurred losses and loss expenses on seven commercial auto liability claims. The increase in net incurred losses and loss expenses on these claims totaled $778,000. The increases were related to one significant, unanticipated new claim ($155,000), reserve increases related to coverage disputes on three claims ($297,000), and unfavorable changes in conditions relating to three other claims ($326,000).

     Due to the development during the quarter, we are conducting further analysis of the nature and impact of the commercial automobile activity. In addition to its current methods for assessing the overall reserve needs on this run-off business, the Company’s actuaries have undertaken a project with claims management to assess the range of potential costs on the 51 remaining pending claims.

     As of March 31, 2004, we had 51 open claims relating to commercial automobile compared to 63 open claims as of December 31, 2003. During the first three months of 2004, four new claims were reported and 16 existing claims were settled or dismissed. Our net loss and loss expense reserves for commercial automobile as of March 31, 2004 were $3.8 million.

     In the first quarter of 2003, the Company recorded $2.8 million of incurred losses and loss expenses attributable to events of prior years. During this period, the Company experienced increases in claims and claim severity above expectations in the property line that caused changes to the selected development patterns primarily for the 2002 accident year that caused a reestimation of reserves on the property line of $2.2 million.

       Operating Expenses

     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$8,785	5,797
Other operating expenses	4,102	4,274

ADAC and other operating expenses	12,887	10,071
Interest expense	415	318

Total operating expenses	$13,302	10,389

Expense ratio:
ADAC	25.5%	23.6
Other operating expenses	11.9	17.4

Total expense ratio (1)	37.4%	41.0

(1)	Interest expense is not included in the calculation of the expense ratio.

     Operating expenses increased $3.0 million, or 28.0%, to $13.3 million for the first three months of 2004 from $10.4 million for the same period in 2003. The increase was primarily attributable to a $3.0 million increase in amortized deferred policy acquisition costs, including commission expenses, associated with the increase in the volume of insurance written and other increases to support future growth. Additionally, other operating expenses include a $250,000 non-recurring severance agreement and $100,000 of expenses related to the IPO that could not be capitalized. In addition, interest expense increased $97,000 due to interest on the $10.0 million trust preferred security that was issued in May 2003. The overall decline in the expense ratio was due to an increase in premiums without a corresponding increase in our fixed expenditures.

Income Taxes

     The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before minority interest and income taxes as a result of the following:

	For the Three Months
	Ended March 31,
	2004	2003
Federal income tax expense at statutory rate	35.00%	35.00
Increase (decrease) attributable to:
Nontaxable interest income	(0.26)	(1.03)
Dividend received deduction net of proration	(1.62)	—
Tax benefit on the sale of Continental	(2.94)	—
Tax expense on the sale of Evergreen	—	5.20
Other	0.89	(3.73)

Total	31.07%	35.44

Pro Forma Information

     In connection with our IPO completed on April 26, 2004, we exited the specialty surety lines of business written by Evergreen and Continental. To effect our disposition of these lines of business, Evergreen purchased the common shares of Continental owned by Century effective January 1, 2004 for $6.3 million, representing its GAAP book value as of December 31, 2003. Immediately prior to the completion of the IPO, Century distributed to ProCentury all of the Class A and B common shares of Evergreen owned by Century. ProCentury then distributed these shares on a pro rata basis to the pre-offering Class A shareholders of ProCentury in the form of a stock dividend that was approved by the Ohio Department of Insurance.

     As a result of these transactions following the IPO, which we refer to as the Evergreen and Continental transactions, Century is ProCentury’s only operating insurance subsidiary, and Evergreen and Continental and the related specialty surety business are no longer a part of ProCentury.

     The following unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2004 give effect to the Evergreen and Continental transactions as if they occurred as of January 1, 2004.

     The transactions are presented in a columnar format beginning with ProCentury’s unaudited condensed consolidated historical information.

     The Evergreen and Continental Pro Forma column presents historical information, adjusted on a pro forma basis, to give effect to the termination of the intercompany pooling agreement that had existed among Century, Evergreen and Continental and the implementation of reinsurance agreements, transitional administrative agreements and fronting agreements. In other words, the Evergreen and Continental Pro Forma column represents the statement of operations of Evergreen and Continental and their related landfill, specialty surety and bail bond business that would have been distributed to the shareholders of ProCentury if the distribution had occurred as of January 1, 2004.

     The Other column represents adjustments related to the transfer of proceeds from the sale of Continental and adjustments to remove the effects of the minority interest ownership of Evergreen.

     The result of the adjustments, as presented in the ProCentury Pro Forma column, presents the financial position of ProCentury after giving effect to the Evergreen and Continental transactions. This column presents financial information for ProCentury as an excess and surplus lines organization and includes activity related to the exited lines.

     The Evergreen and Continental transactions have been accounted for as a sale and dividend distribution of shares and will not change the historical accounting basis of ProCentury’s unaudited consolidated condensed financial statements.

     The unaudited pro forma condensed financial information does not purport to represent the consolidated financial position or results of operations that we would have experienced if the Evergreen and Continental transactions had occurred as of the dates indicated. This information is not intended to project our consolidated financial position or results of operations for any future date or period. The pro forma adjustments are based on available information and assumptions that we believe are factually supportable and reasonable under the circumstances. The unaudited pro forma condensed consolidated financial information should be read in conjunction with the accompanying notes and the other consolidated financial information pertaining to ProCentury included elsewhere in this report.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2004

		Evergreen
		and
	ProCentury	Continental				ProCentury
	Historical	Pro Forma		Other		Pro Forma
	(dollars in thousands)
Gross written premiums	$49,364	6,491		—		42,873
Net written premium	$38,032	1,391		—		36,641

Premiums earned	$34,510	2,454	(1)	—		32,056
Net investment income	2,314	349	(2)	—		1,965
Net realized investment gains	161	38	(3)	—		123

Total revenues	36,985	2,841		—		34,144
Losses and loss expenses	18,675	(216	)(1)	—		18,891
Amortization of deferred policy acquisition costs and other operating expenses	12,887	930	(1)	1,009	(5)	10,948
Interest expense	415	—		—		415

Total expenses	31,977	714		1,009		30,254

Income (loss) before minority interest and income tax expense	5,008	2,127		(1,009)		3,890
Minority interest	564			564	(6)	—
Income tax expense (benefit)	1,556	731	(4)	(500	)(7)	1,325

Net income (loss)	$2,888	1,396		(1,073)		2,565

Key Financial Ratios
Loss and loss expense ratio	54.11%					58.93%
Expense ratio	37.34					34.15

Combined Ratio	91.45%					93.08%

(1)	The adjustments for Evergreen and Continental include the termination of the intercompany pooling agreement and the implementation of the loss portfolio agreements that occurred effective January 1, 2004. With these adjustments, the activity in the ProCentury Pro Forma column only represents activity for the excess and surplus lines operations and activity related to the other exited lines including the workers’ compensation line and commercial automobile.

(2)	The investment income adjustment is calculated based on pro forma investment income balances for Evergreen and Continental and include the effects of the termination of the intercompany pooling agreement and the implementation of the loss portfolio agreements. The pro forma investment income balances for Evergreen and Continental are lower than their actual investment balances due to the fact that the termination of the intercompany pooling agreement and the implementation of the loss portfolio agreement requires Evergreen and Continental to transfer cash and investments to Century in amounts equal to loss and loss expense reserves and unearned premium.

(3)	Realized gains for Evergreen and Continental represent each company’s actual realized gain activity for the three month ended March 31, 2004.

(4)	Income tax expense for Evergreen and Continental represent each company’s actual tax expenses as adjusted by 35% of any pro forma adjustments such as net investment income. See notes 2 and 3 above.

(5)	This adjustment includes the following items that occurred in connection with the termination of the intercompany pooling agreement, the loss portfolio transfer and the IPO. More specifically, this adjustment includes $654,000 of income to ProCentury related to the reallocation of deferred acquisition costs from the termination of the intercompany pooling agreement and the loss portfolio transfer, $250,000 of a nonrecurring expense related to a severance agreement and $105,000 of expenses related to the IPO that could not be capitalized.

(6)	Minority interest resulted from the partial sales of Evergreen that occurred in 2003 and 2002. As this pro forma assumes that Evergreen is no longer part of ProCentury, minority interest has been adjusted accordingly.

(7)	The income tax adjustment in the Other column relates to the tax effect of the sale of Continental to Evergreen and the tax on the adjustments that are outlined in footnote 5 above. The pro forma income tax provision has been computed based on our estimated annual effective tax rate, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

Liquidity and Capital Resources

     ProCentury is a holding company, the principal assets of which are the common shares of Century. Although we can generate cash through loans from banks and issuances of equity securities, our primary source of funds to meet our short-term liquidity needs, including the payment of dividends to our shareholders and corporate expenses, is dividends from Century. Century’s principal sources of funds are underwriting operations, investment income, proceeds from sales and maturities of investments and dividends from Evergreen and Continental. Following the IPO, Century no longer receives dividends from Evergreen or Continental. Century’s primary use of funds is to pay claims and operating expenses, to purchase investments and to make dividend payments to us. ProCentury’s future liquidity is dependent on the ability of Century to pay dividends.

     Our insurance subsidiary is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century may pay dividends to ProCentury without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Century to ProCentury for 2004 is $6.0 million. Century paid ordinary dividends of $1.5 million for the three months ended March 31, 2004, $3.0 million in 2003 and $1.8 million in 2002. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.

     Century is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2003, the statutory surplus of Century was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2003 was $59.7 million and the regulatory action level was $21.2 million.

     Consolidated net cash provided by operating activities was $12.4 million for the three months ended March 31, 2004, compared to net cash used by operating activities of $2.7 million for the three months ended March 31, 2003. This improvement was primarily attributable to the increase in net written premiums offset by an increase in paid losses.

     Net cash used by investing activities was $10.7 million for the three months ended March 31, 2004, compared to net cash provided by investing activities of $2.1 million for the three months ended March 31, 2003. This increase was primarily attributable to the increased level of purchases of fixed maturities and equity securities.

     Net cash used in financing activities was $234,000 for the three months ended March 31, 2004, compared to net cash provided by financing activities of $2.3 million for the three months ended March 31, 2003. This decrease was primarily attributable to the proceeds from the issuance of subsidiary stock in 2003 that did not occur in 2004.

     As of March 31, 2004, the Company’s contractual obligations have not materially changed from the Company’s contractual obligations as of December 31, 2003, which are described in the Prospectus.

     Given our historical cash flow, we believe that cash flow from operating activities through the end of 2004 will provide sufficient liquidity for our operations, as well as to satisfy debt service obligations and to pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we can give no assurance in this regard.

Investment Portfolio

     Our investment strategy is designed to capitalize on our strategy to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted return. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The base fixed-income portfolio is rated investment grade to protect invested assets. We believe that our investment portfolio is highly liquid and consists substantially of readily marketable, investment grade fixed-income and equity securities. Our investment portfolio is managed by two independent investment advisors that operate under investment guidelines approved by Century’s investment committee. Century’s investment committee meets at least quarterly and reports to Century’s board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or business sector.

     Our cash and investment portfolio increased to $248.7 million as of March 31, 2004 from $234.0 million as of December 31, 2003 and is summarized by type of investment in note 2 to the unaudited consolidated condensed financial statements. During the first three months of 2004, the Company made an effort to increase our investment yield throughout 2004 by investing in higher yield investment grade fixed-maturity securities while maintaining the targeted duration and credit quality of our portfolio. This increase in net purchases increased investments in fixed maturity securities from $173.3 million as of December 31, 2003 to $210.8 million as of March 31, 2004, while investments in equity securities remained unchanged at $27.2 million as of March 31, 2004. Despite this increase in invested assets, the average duration and overall credit quality of the portfolio remained relatively unchanged from December 31, 2003.

Accounting Standards

     Effective December 31, 2003, we adopted the disclosure requirements of Emerging Issues Task Force (EITF) Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are accounted for as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that we considered in concluding that the unrealized losses were not other-than-temporary. In addition, in March 2004 the EITF reached consensus on additional guidance concerning the identification of and accounting for other-than-temporary impairments and the disclosures required for cost method investments. We will apply the additional guidance concerning other-than-temporary impairments during our third quarter beginning July 1, 2004, which is not expected to have a material impact on our consolidated financial position and results of operations. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2004, we will make the required disclosures for cost method investments.

Cautionary Statement Regarding Forward-Looking Statements

     Some of the statements in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the following factors:

•	our actual incurred losses may be greater than our loss and loss expense reserves, which could have a material adverse effect on our financial condition and results of operations;

•	a decline in our financial rating may result in a reduction of new or renewal business;

•	we are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives, and if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations;

•	changes in our operating environment may adversely affect our performance;

•	our general agents may exceed their authority and could bind us to business outside our underwriting guidelines;

•	if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered;

•	our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions;

•	we distribute our products through a select group of general agents, and there can be no assurance that such relationships will continue, or if they do continue, that they will remain profitable for us;

•	we rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business;

•	our reinsurers may not pay claims made by us on losses in a timely fashion;

•	if we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment;

•	our business is cyclical in nature, which may affect our financial performance;

•	we compete with a large number of companies in the insurance industry for underwriting revenues;

•	severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us; and

•	as a holding company, we are dependent on the results of operations of our insurance subsidiaries and the regulatory and contractual capacity of our subsidiaries to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiaries may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends.

     You are cautioned not to place undue reliance on forward-looking statements, which speak only as of their respective dates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, equity price risk and interest rate risk.

     Credit Risk. Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing in fixed-income securities that are investment grade, which are those bonds rated “BBB-” or higher by Standard & Poors. We also independently and through our outside independent investment managers, monitor the financial condition of all of the issuers of fixed-income securities in our portfolio. We utilize a ratings changes report, a ratings watch list and an early warning report as part of this process. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

     Equity Price Risk. Equity price risk is the potential that we will incur economic loss due to a decline in preferred and common stock prices. We manage this risk by focusing on a long-term, conservative, value oriented, dividend driven investment philosophy for our equity portfolio. The equity securities in our portfolio are primarily mid-to-large capitalization issues with strong dividend performance. Our strategy remains one of value investing, with security selection taking precedence over market timing. We also employ stringent diversification rules that limit our exposure to any individual stock or business sector.

     Interest Rate Risk. We had fixed-income, preferred shares and bond mutual fund investments with a fair value of $232.3 million at March 31, 2004 that are subject to interest rate risk. We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit quality and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

     The Company’s market risk associated with exposure to interest rate risk has not materially changed from that identified in our Prospectus at December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Executive Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (“Disclosure Controls”).

The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the Company’s controls evaluation, the CEO and CFO have concluded that the Company’s Disclosure Controls provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The Company’s subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. The Company does not believe that such litigation, individually or in the aggregate, will have a material effect on its consolidated financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        By unanimous written consent as of March 18, 2004, the shareholders of ProCentury (1) elected the board of directors; (2) acknowledged receipt of the 2003 Audited Financial Statements of ProCentury; (3) adopted a plan of recapitalization effective upon the closing of the IPO pursuant to which ProCentury converted each of its issued and outstanding Class A and Class B Common Shares into 500 common shares, without par value, rounded down to the nearest whole number to avoid the issuance of fractional shares; and (4) adopted amended and restated articles of incorporation of ProCentury to effect the plan of recapitalization.

     The following individuals were elected as directors of ProCentury to hold office until the closing of the IPO or until his earlier resignation or removal:

Edward F. Feighan, Chairman
John A. Marazza
Christopher J. Timm
Robert F. Fix
Jeffrey A. Maffett

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of ProCentury

3.2	Amended and Restated Code of Regulations of ProCentury

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

________________

1These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K

        None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

PROCENTURY CORPORATION

Date: June 4, 2004

	By:	/s/ Charles D. Hamm

Charles D. Hamm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)