Form 10-Q
period 2004-06-30
PROCENTURY CORP
filed 2004-08-13
CIK 1273397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

000-50641
(Commission File Number)

PROCENTURY CORPORATION

(Exact name of Registrant as specified in its charter)

Ohio
(State or other jurisdiction of	31-1718622
incorporation or organization)	(I.R.S. Employer Identification No.)

465 Cleveland Avenue
Westerville, Ohio	43082
(Address of principal executive offices)	(Zip Code)

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

YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

     As of August 13, 2004, the registrant had 13,101,195 outstanding Common Shares, without par value.

PROCENTURY CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROCENTURY CORPORATION AND SUBSIDIARIES

(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Premiums earned	$35,819	26,586	67,877	49,531
Net investment income	2,410	1,680	4,375	3,028
Net realized investment gains	21	115	144	198

Total revenues	38,250	28,381	72,396	52,757

Losses and loss expenses	20,986	31,424	39,888	45,411
Amortization of deferred policy acquisition costs	8,643	5,958	15,493	11,106
Other operating expenses	3,272	2,001	7,100	5,661
Interest expense	345	357	760	675
Interest expense on the redemption of Class B Shares	518	—	518	—

Total expenses	33,764	39,740	63,759	62,853

Income (loss) before gain on sale of minority interest in subsidiary, net	4,486	(11,359)	8,637	(10,096)
Gain on sale of minority interest in subsidiary, net of transaction fees	—	9	—	107

Income (loss) before minority interest and income tax expense	4,486	(11,350)	8,637	(9,989)
Minority interest	—	254	—	545
Income tax expense (benefit)	1,500	(4,024)	2,763	(3,513)

Income (loss) from continuing operations	2,986	(7,580)	5,874	(7,021)
Discontinued operations, net of minority interest and taxes	—	274	—	563

Net income (loss)	$2,986	(7,306)	5,874	(6,458)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.27	(1.51)	0.73	(1.40)
Discontinued operations, net of minority interest and taxes	—	0.05	—	0.11

Net earnings (loss)	$0.27	(1.46)	0.73	(1.29)

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$0.26	(1.51)	0.72	(1.40)
Discontinued operations, net of minority interest and taxes	—	0.05	—	0.11

Net earnings (loss)	$0.26	(1.46)	0.72	(1.29)

Weighted average of shares outstanding — basic	11,222,340	5,000,532	8,062,828	5,000,532

Weighted average of shares outstanding — diluted	11,328,595	5,000,532	8,115,125	5,000,532

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Balance Sheets

(Unaudited)

(dollars in thousands)

	June 30, 2004	December 31, 2003
Assets
Investments:
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2004, $229,091; 2003, $120,701)	$225,288	121,270
Held-to-maturity, at amortized cost (fair value 2004, $1,147; 2003, $1,511)	1,148	1,481
Equities (available-for-sale):
Equity securities, at fair value (cost 2004, $18,606; 2003, $16,041)	18,105	16,394
Bond mutual funds, at fair value (cost 2004, $24,090; 2003, $8,882)	23,980	8,906
Short-term investments, at amortized cost	4,048	17,336

Total investments	272,569	165,387
Cash	4,566	5,814
Premiums in course of collection, net	11,060	9,686
Deferred policy acquisition costs	15,616	11,714
Prepaid reinsurance premiums	8,635	6,700
Reinsurance recoverable on paid and unpaid losses, net	49,334	42,042
Deferred federal income tax asset	6,709	1,774
Receivable from subsidiary available for sale	—	26,885
Assets available for sale	—	58,820
Other assets	5,880	3,291

Total assets	$374,369	332,113

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$153,396	129,236
Unearned premiums	75,762	62,139
Long term debt	25,000	34,133
Accrued expenses and other liabilities	5,253	6,676
Reinsurance balances payable	2,374	4,320
Collateral held	4,183	5,716
Federal income taxes payable	5,597	2,263
Liabilities available for sale	—	51,233

Total liabilities	271,565	295,716

Shareholders’ equity:
Capital stock, without par value:
Class A shares — Issued and outstanding 13,101,195 shares at June 30, 2004 and 4,999,995 shares at December 31, 2003	—	—
Class B shares — None authorized at June 30, 2004 and issued and outstanding 531.68 shares at December 31, 2003	—	—
Class C shares — None authorized at June 30, 2004 and issued and outstanding 0 shares at December 31, 2003	—	—
Additional paid-in capital	98,499	26,866
Retained earnings	7,147	8,297
Accumulated other comprehensive (loss) income, net of taxes	(2,842)	1,234

Total shareholders’ equity	102,804	36,397

Total liabilities and shareholders’ equity	$374,369	332,113

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income

(Unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2004	2003
Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	26,866	26,460
Issuance of common shares	77,931	—
Issuance costs	(1,298)	—
Redemption of Class B shares	(5,000)	—

End of period	98,499	26,460

Retained earnings:
Beginning of period	8,297	7,983
Net income (loss)	5,874	(6,458)
Dividend of subsidiary available for sale	(7,024)	—

End of period	7,147	1,525

Accumulated other comprehensive (losses) income, net of taxes:
Beginning of period	1,234	1,952
Unrealized holding (losses) gains arising during the period, net of reclassification adjustment	(3,512)	2,237
Unrealized holding gains arising during the period, discontinued operations	—	(410)
Dividend of subsidiary available for sale	(564)	—

End of period	(2,842)	3,779

Total shareholders’ equity	$102,804	31,764

Comprehensive Income
Net income (loss)	$5,874	(6,458)

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period:
Gross	(5,233)	3,065
Related federal income tax (expense) benefit	1,815	(699)

Net unrealized (losses) gains	(3,418)	2,366

Reclassification adjustment for gains included in net income
Gross	144	198
Related federal income tax expense	(50)	(69)

Net reclassification adjustment	94	129

Other comprehensive (loss) income	(3,512)	2,237

Total comprehensive income (loss)	$2,362	(4,221)

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	For the Six Months Ended
	June 30,
	2004	2003
Cash flows provided by operating activities:
Net income (loss)	$5,874	(6,458)
Adjustments:
Net realized investment gains	(144)	(198)
Gain on the sale of minority interest in subsidiary	—	(322)
Deferred federal income tax benefit	(3,070)	(323)
Changes in assets and liabilities:
Premiums in course of collection, net	(1,374)	(5,225)
Deferred policy acquisition costs	(3,902)	(3,236)
Prepaid reinsurance premiums	(1,935)	(99)
Reinsurance recoverable on paid and unpaid losses, net	(7,292)	(1,782)
Federal income taxes payable	3,334	(5,162)
Loss and loss expense reserves	24,160	24,902
Unearned premiums	13,623	13,435
Reinsurance balances payable	(1,946)	(2,090)
Collateral held	(1,533)	(826)
Receivable for subsidiary available for sale	26,885	—
Discontinued operations	—	730
Other, net	(3,496)	(2,159)

Net cash provided by operating activities	49,184	11,187

Cash flows used in investing activities:
Purchases of equity securities	(44,952)	(59,974)
Purchase of fixed maturity securities available-for-sale	(131,314)	(77,251)
Proceeds from sales of equity securities	27,217	60,778
Proceeds from sales and maturities of fixed maturity securities available-for-sale	22,504	45,862
Proceeds from maturities of fixed maturities held-to-maturity	325	—
Discontinued operations	—	(2,263)
Short-term investments, net	13,288	10,602

Net cash used in investing activities	(112,932)	(22,246)

Cash flows provided by financing activities:
Issuance of common shares	77,931	—
Issuance cost	(1,298)	—
Redemption of Class B common shares	(5,000)	—
Principal payment on long term debt	(9,133)	(228)
Issuance of trust preferred securities	—	10,000
Discontinued operations	—	2,500

Net cash provided by financing activities	62,500	12,272

(Decrease) increase in cash and cash equivalents	(1,248)	1,213
Cash and equivalents at beginning of period	5,814	7,237

Cash and equivalents at end of period	$4,566	8,450

Supplemental disclosure of cash flow information:
Interest paid	$900	955

Federal income taxes paid	$2,300	3,200

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Notes to Consolidated Condensed Financial Statements

June 30, 2004

(Unaudited)

(1)	Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements and notes include the accounts of ProCentury Corporation, formerly ProFinance Holdings Corporation, (the “Company” or “ProCentury”) and it’s wholly owned and controlled insurance subsidiary, Century Surety Company (“Century”). The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the interim periods have been included. These interim unaudited consolidated condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company’s audited consolidated financial statements, included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424 of the Securities Act of 1933, as amended, (the “Prospectus”) (File No. 333-111294). The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Immediately prior to the completion of the IPO, the common shares of Evergreen National Indemnity Company (“Evergreen”) and its wholly owned subsidiary, Continental Heritage Insurance Company (“Continental”) were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders. Prior to the dividends, Evergreen was a 30.35% controlled subsidiary of Century. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the accompanying interim unaudited consolidated condensed financial statements and notes for all periods presented.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss expense reserves, the recoverability of deferred policy acquisition costs and deferred tax assets, the net realizable value of reinsurance recoverables and the determination of other-than-temporary declines in the fair value of investments. Although considerable variability is inherent in these estimates, management believes that the amounts provided are adequate. These estimates are continually reviewed and adjusted as necessary. Such adjustments are generally reflected in current operations.

On April 26, 2004, the Company issued 8,000,000 common shares in an initial public offering (the “IPO”) and received net proceeds (before expenses) of $77.9 million, based on an initial public offering price of $10.50. The following transactions occurred in connection with the IPO:

•	Immediately prior to the completion of the IPO, each outstanding Class A common share was converted into 500 common shares. After the conversion, but prior to the completion of the IPO, the Company had 4,999,995 Class A common shares outstanding. The share conversion is reflected for all periods presented.

•	Immediately prior to the completion of the IPO, the common shares of Evergreen were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders.

•	The Company issued 8,000,000 Class A common shares and received net proceeds (before expenses) of $77.9 million.

•	The Company granted 101,200 restricted common shares and 364,000 stock options to certain employees of ProCentury.

•	The Company repaid $8.7 million of bank indebtedness outstanding at the closing of the IPO; and

•	The Company redeemed all of its outstanding Class B common shares for an aggregate redemption price of $5.0 million and recorded interest expense of $518,000 in connection with the redemption.

•	The Company amended its articles of incorporation to eliminate the authority to issue Class B and Class C common shares.

All significant intercompany balances and transactions have been eliminated.

Share Option Accounting

The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25, and other related accounting interpretations for our share option and restricted common share plans utilizing the “intrinsic value method.” The Company also follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation for our option and restricted common share plans, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment of FASB Statement No. 123. This disclosure requires pro forma net income (loss) and earnings (loss) per share information, which is calculated assuming the Company has accounted for our stock option and restricted common share plans under the “fair value method” described in SFAS No. 123 and SFAS No. 148.

If the Company recorded compensation expense for our share option and restricted common share grants based on the “fair value method,” the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts as indicated in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Net income (loss):
As reported	$2,986	(7,306)	5,874	(6,458)
Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(48)	—	(48)	—

Pro Forma	$2,938	(7,306)	5,826	(6,458)

Basic earnings (loss) per common share:
As reported	$0.27	(1.46)	0.73	(1.29)

Pro Forma	$0.26	(1.46)	0.72	(1.29)

Diluted earnings (loss) per common share:
As reported	$0.26	(1.46)	0.72	(1.29)

Pro Forma	$0.26	(1.46)	0.72	(1.29)

No share option or restricted common share-based compensation expense is included in as reported net income (loss) for any period presented.

The fair values of the share options and restricted common shares are estimated on the dates of grant using the Black Scholes option pricing model with the following weighted average assumptions:

Three Months and Six Months
Ended June 30, 2004
Risk free interest rate	4.01%
Dividend yield	0.76%
Volatility factor	.239
Weighted average expected option life	7 Years

(2)	Earnings (loss) per Common Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common shares (common share equivalents) were exercised. When inclusion of common share equivalents increases the EPS or reduces the loss per share, the effect on earnings is antidilutive. Under these circumstances, diluted net earnings or net loss per share is computed excluding the common share equivalents.

On April 21, 2004, the Company’s Class A common shares split on a 500 to 1 basis. Prior periods’ share and per share data has been adjusted to reflect this split. In addition, on April 26, 2004, the Company issued 8,000,000 common shares, which is reflected in the Company’s share and per share data for all periods after April 26, 2004.

Pursuant to disclosure requirements contained in SFAS No. 128, Earnings Per Share, the following information represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the Company’s interim unaudited consolidated condensed financial statements.

	For the Three-Months Ended June 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$2,985,903	11,222,340	$0.27
Effect of Dilutive Securities
Restricted common shares	—	106,255	.01

Diluted EPS
Income available to common shareholders	$2,985,903	11,328,595	$0.26

	For the Six-Months Ended June 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$5,873,777	8,062,828	$0.73
Effect of Dilutive Securities
Restricted common shares	—	52,297	.01

Diluted EPS
Income available to common shareholders	$5,873,777	8,115,125	$0.72

Diluted EPS is the same as Basic EPS for the three months ended June 30, 2003 and the six months ended June 30, 2003, because the Company had no common share equivalents granted during those periods.

(3)	Investments

The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturity securities classified as held-to-maturity were as follows:

	June 30, 2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,148	9	(10)	1,147

Total	$1,148	9	(10)	1,147

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,481	30	—	1,511

Total	$1,481	30	—	1,511

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities classified as available-for-sale were as follows:

	June 30, 2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,116	70	(609)	23,577
Obligations of states and political subdivisions	74,633	86	(1,540)	73,179
Corporate securities	52,932	76	(984)	52,024
Mortgage-backed securities	36,376	156	(392)	36,140
Collateralized mortgage obligations	18,830	27	(388)	18,469
Asset-backed securities	22,204	111	(416)	21,899

Total fixed maturity securities	229,091	526	(4,329)	225,288

Equities:
Equity securities	18,606	121	(622)	18,105
Bond mutual funds	24,090	—	(110)	23,980

Total equities	42,696	121	(732)	42,085

Total	$271,787	647	(5,061)	267,373

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$22,300	189	(140)	22,349
Obligations of states and political subdivisions	7,909	16	(145)	7,780
Corporate securities	35,671	382	(122)	35,931
Mortgage-backed securities	25,011	356	(6)	25,361
Collateralized mortgage obligations	8,611	38	(74)	8,575
Asset-backed securities	21,199	196	(121)	21,274

Total fixed maturity securities	120,701	1,177	(608)	121,270
Equities:
Equity securities	16,041	428	(75)	16,394
Bond mutual funds	8,882	24	—	8,906

Total equities	24,923	452	(75)	25,300
Total	$145,624	1,629	(683)	146,570

The Company considers four factors in determining if an other-than-temporary decline in fair value exists: (1) length of time and extent that a security has been in an unrealized loss position; (2) the existence of an event that would impair the issuer’s future earnings potential; (3) the near-term prospects for recovery of the fair value of a security; and (4) the intent and ability of the Company to hold the security until the fair value recovers. Realized losses, including any provision for other-than-temporary declines in value, are included in the unaudited consolidated condensed statements of operations. No other-than-temporary declines were realized in the six month period ended June 30, 2004. For the six month period ended June 30, 2003, one fixed maturity security was written down in the amount of $87,000, which was included as a realized loss in the accompanying interim unaudited consolidated condensed financial statements.

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for held-to-maturity securities that are considered temporarily impaired are presented in the following table:

	June 30, 2004
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,048	(10)	—	—	1,048	(10)

Total	$1,048	(10)	—	—	1,048	(10)

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	June 30, 2004
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,365	(609)	—	—	20,365	(609)
Obligations of states and political subdivisions	55,807	(1,403)	2,942	(137)	58,753	(1,540)
Corporate securities	45,916	(952)	870	(32)	46,786	(984)
Mortgage-backed securities	30,579	(383)	234	(9)	30,813	(392)
Collateralized mortgage obligations	15,766	(338)	853	(50)	16,619	(388)
Asset-backed securities	15,416	(388)	572	(28)	15,988	(416)

Total fixed maturity securities	183,849	(4,073)	5,475	(256)	189,324	(4,329)

Equities:
Equity securities	14,813	(622)	—	—	14,813	(622)
Bond mutual funds	24,090	(110)	—	—	24,090	(110)

Total equities	38,903	(732)	—	—	38,903	(732)

Total	$222,752	(4,805)	5,475	(256)	228,227	(5,061)

At June 30, 2004, the Company had fifteen fixed maturity securities that have been in an unrealized loss position for one year or longer. Fourteen of these securities are investment grade, of which, ten of these securities are rated A1/A+ or better (including six securities which are rated AAA). The four remaining investment grade securities are rated BBB and have a fair value equal to 96.2% of their book value as of June 30, 2004. The one security that is not investment grade had a fair value equal to 99.6% of its book value as of June 30, 2004. All fifteen securities are current on interest and principal. Management believes that the declines are temporary and are not indicative of other-than-temporary impairments.

(4)	Loss and Loss Expense Reserves

Liability for losses and loss expenses represents the Company’s best estimate of the ultimate amounts needed to pay both reported and unreported claims. These estimates are based on quarterly internal actuarial studies and annually on an independent actuarial study. The Company continually reviews these estimates and, based on new developments and information, the Company includes adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made.

Net loss and loss expenses incurred were $21.0 million for the quarter ended June 30, 2004 compared to $31.4 million for the quarter ended June 30, 2003. In the second quarter of 2004, the Company recorded $18.8 million of incurred losses and loss expenses attributable to the 2004 accident year and $2.2 million attributable to events of prior years. In the second quarter of 2003, the Company recorded $11.2 million of incurred losses and loss expenses attributable to the 2003 accident year and $20.2 million attributable to events of prior years.

Net loss and loss expenses incurred were $39.9 million for the six months ended June 30, 2004 compared to $45.4 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, the Company recorded $35.5 million of incurred losses and loss expenses attributable to the 2004 accident year and $4.4 million attributable to events of prior years. In the first six months of 2003, the Company recorded $22.4 million of incurred losses and loss expenses attributable to the 2003 accident year and $23.0 million attributable to events of prior years.

A significant portion of the three months and six months ended June 30, 2004 and 2003 prior year increases resulted principally from construction defect claims in the other liability line in the property and casualty segment. During the first six months of 2004 and 2003, new construction defect claim counts exceeded expectations. Based on the claim count experience that has emerged, the Company’s actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims. The prior year development recognized during the three and six month periods ended June 30, 2003 and June 30, 2004 for construction defect was substantially due to adverse claim count experience. In addition, in the three months ended June 30, 2004, increases in incurred amounts on four claims also increased the amount of incurred development. As of June 30, 2004, we had 578 open claims relating to construction defect compared to 571 open claims as of March 31, 2004 and 597 open claims as of December 31, 2003. During the second quarter of 2004, 266 new claims were reported and 259 existing claims were settled or dismissed. During the six months ended June 30, 2004, 516 new claims were reported and 535 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims as of June 30, 2004 were $16.2 million compared to $18.6 million as of December 31, 2003.

Additionally, during the second quarter of 2004, the Company experienced development related to 19 new contractors claim counts received in the second quarter and development on pending claims in the 1994 through 1999 accident years. The 19 new claim counts were higher than recent experience and the development on pending claims exceeded our expectations. This development does not arise from construction defect claims. A significant portion of the 2003 prior year development resulted from the non construction defect casualty lines.

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

Due to the development during the first quarter, the Company conducted further analysis of the nature and impact of the commercial automobile activity. In addition to its current methods for assessing the overall reserve needs on this run-off business, the Company’s actuaries have undertaken a project with claims management to assess the range of potential costs on the remaining commercial auto liability pending claims. Based on this analysis, the Company did not record any additional net incurred losses in the second quarter of 2004.

As of June 30, 2004, the Company had 42 open claims relating to commercial automobile compared to 51 open claims as of March 31, 2004 and 63 open claims as of December 31, 2003. During the second quarter of 2004, two new claims were reported and 11 existing claims were settled or dismissed. During the six months ended June 30, 2004, six new claims were reported and 27 existing claims were settled or dismissed. Our net loss and loss expense reserves for commercial automobile as of June 30, 2004 were $3.2 million compared to $3.5 million as of December 31, 2003.

(5)	Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company of its obligations to policyholders. There have been no significant changes in the Company’s reinsurance program except that the Company is now retaining the first $500,000 ($300,000 in 2003) of individual property and casualty losses in our excess of loss contracts effective January 1, 2004.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Premiums written:
Direct	$48,713	40,617	91,578	73,836
Assumed	223	(1,240)	194	(897)
Ceded	(6,014)	(4,923)	(12,206)	(10,363)

Net premiums written	$42,922	34,454	79,566	62,576

Premiums earned:
Direct	$40,986	32,576	77,909	60,291
Assumed	230	(981)	240	(466)
Ceded	(5,397)	(5,009)	(10,272)	(10,294)

Net premiums earned	$35,819	26,586	67,877	49,531

Loss and loss expenses incurred:
Direct	$26,484	35,492	51,189	54,354
Assumed	523	(561)	932	(213)
Ceded	(6,021)	(3,507)	(12,233)	(8,730)

Net losses and loss expenses incurred	$20,986	31,424	39,888	45,411

(6)	Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisitions costs deferred and amortized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Balance at beginning of period	$14,317	8,632	$11,714	7,218
Policy acquisition costs deferred	9,942	7,585	19,395	14,147
Amortization of deferred policy acquisition costs	(8,643)	(5,958)	(15,493)	(11,106)

Balance at end of period	$15,616	10,259	$15,616	10,259

Amortization of deferred policy acquisition cost for the six months ended June 30, 2004 includes a reduction of amortization expense of $2.5 million relating to the transfer of capitalized acquisition costs from Evergreen and Continental for the property and casualty segment, which was partially offset by $1.9 million of capitalized acquisition costs for the surety segment that was transferred from Century to Evergreen and Continental. These transactions occurred in conjunction with the termination of the intercompany pooling agreement and the implementation of the loss portfolio agreements discussed in the Company’s Prospectus in “The Evergreen and Continental Transactions.”

(7)	Federal Income Taxes

The 2004 income tax provision has been computed based on our estimated annual effective tax rate of 32%, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

(8)	Commitments and Contingencies

The Company is a defendant in various lawsuits. In the opinion of management, the effects, if any, of such lawsuits are not expected to be material to the Company’s consolidated financial position or results from operations.

(9)	Segment Reporting Disclosures

The Company operates in the Property and Casualty Lines (“P/C”) (including general liability, multi-peril, and commercial property) segment of the specialty insurance market.

All investment activities are included in the Investing segment. Exited programs (including workers’ compensation and commercial auto) are included in Other (Including Exited Lines) for purposes of segment reporting.

The Company considers many factors, including economic similarity, the nature of the underwriting units’ insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

Segment profit or loss for each of the Company’s segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premium net of loss and loss expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with GAAP as a measure of profitability. Segment profit for the Investing segment is measured by net investment income and net realized gains or losses.

The Company does not allocate assets to the P/C and Other (including exited lines) segments for management reporting purposes. The total investment portfolio and cash are allocated to the Investment operating segment.

     The following is a summary of segment disclosures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Segment revenue:
P/C	$35,824	27,108	67,877	49,553
Investing	2,431	1,795	4,519	3,226
Other (including exited lines)	(5)	(522)	—	(22)

Segment revenue	$38,250	28,381	72,396	52,757

Segment profit (loss):
P/C	$2,888	(11,333)	5,574	(9,607)
Investing	2,431	1,795	4,519	3,226
Other (including exited lines)	(372)	(1,054)	(1,115)	(1,795)

Segment profit (loss)	$4,947	(10,592)	8,978	(8,176)

Segment assets:
Investing	$272,569	145,663	272,569	145,663
Assets not allocated	101,800	93,790	101,800	93,790

Total consolidated assets	$374,369	239,453	374,369	239,453

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Income (loss) before income taxes:
Segment profit (loss)	$4,947	(10,592)	8,978	(8,176)
Unallocated (expenses) income:
Corporate expenses	402	(410)	937	(1,245)
Gain on sale of minority interest in subsidiary, net	—	9	—	107
Interest expense	(345)	(357)	(760)	(675)
Interest expense on redemption of Class B shares	(518)	—	(518)	—

Income (loss) before minority interest and income taxes	$4,486	(11,350)	8,637	(9,989)

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
		(dollars in thousands)
Three Months ended June 30, 2004:
P/C	$14,039	21,785	—	35,824
Other (including exited lines)	—	—	(5)	(5)

Earned premiums	$14,039	21,785	(5)	35,819

Three Months ended June 30, 2003:
P/C	$11,430	15,678	—	27,108
Other (including exited lines)	—	—	(522)	(522)

Earned premiums	$11,430	15,678	(522)	26,586

Six Months ended June 30, 2004:
P/C	$27,294	40,583	—	67,877
Other (including exited lines)	—	—	—	—

Earned premiums	$27,294	40,583	—	67,877

Six Months ended June 30, 2003:
P/C	$20,959	28,594	—	49,553
Other (including exited lines)	—	—	(22)	(22)

Earned premiums	$20,959	28,594	(22)	49,531

The Company does not manage property and casualty products at this level of detail.

(10)	Initial Public Offering

On April 26, 2004, ProCentury issued 8,000,000 Class A common shares and 101,195 restricted Class A common shares in the IPO and received net proceeds (before expenses) of $77.9 million. Immediately prior to the IPO, each outstanding Class A common shares were converted into 500 common shares. After the IPO the total number of Class A shares outstanding is 13,101,195. The following transactions were completed in contemplation of or in connection with the IPO:

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

Simultaneously with the termination, pursuant to reinsurance agreements, all specialty surety business of Century, ProCentury’s primary insurance subsidiary, was transferred to Evergreen and all property and casualty business and discontinued lines of Evergreen and Continental were transferred to Century with an equal amount of cash. The initial transfer of this business did not have any impact on the consolidated financial position or results of operations of the Company.

(b)	Sale of Continental

On February 19, 2004, Evergreen bought 100% of the outstanding shares of Century’s subsidiary Continental for GAAP book value. No gain or loss was recorded by the Company from this transaction.

(c)	Transfer of Ownership of Evergreen

Prior to the completion of the IPO, Century distributed to ProCentury all Class A and B common shares of Evergreen owned by Century. ProCentury then distributed these shares on a pro rata basis to the existing Class A shareholders of ProCentury in the form of a $7.6 million stock dividend. The dividend was approved by the Ohio Department of Insurance.

(d)	Contribution of Surplus

ProCentury used a portion of the proceeds from the IPO to make a $55.0 million cash capital contribution to Century to support Century’s ongoing insurance operations.

(e)	Redemption of Class B shares

On April 26, 2004, ProCentury used a portion of the proceeds from the IPO to redeem all outstanding Class B common shares for $5.0 million. This transaction resulted in $518,000 of interest expense that was recorded in April 2004.

(f)	Repayment of Bank Debt

On April 27, 2004, ProCentury used a portion of the proceeds from the IPO to repay all of its bank debt for $8.7 million. With the repayment of the bank debt, the outstanding common shares of Century were released as collateral.

(11)	Discontinued Operations

In connection with the IPO, the Company exited the surety and assumed workers’ compensation lines of business written and assumed by Evergreen and Continental. To effect the disposition of these lines of business, Evergreen purchased the common shares of Continental owned by Century on February 19, 2004 for $6.3 million, representing its GAAP book value as of December 31, 2003. Immediately prior to the completion of the IPO, Century distributed to ProCentury all of the Class A and B common shares of Evergreen owned by Century. ProCentury then distributed these shares on a pro rata basis to existing Class A shareholders of ProCentury in the form of a stock dividend.

As a result of these transactions and the reinsurance transactions discussed in Note 10(a), the surety and assumed workers’ compensation business were classified as discontinued operations, which are recorded net of minority interest and income taxes in all periods presented in the accompanying interim unaudited consolidated condensed financial statements. The following table summarizes the Company’s discontinued operations for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(dollars in thousands)
(Loss) income before minority interest and income taxes	$(97)	756	760	1,468
Minority interest	(46)	217	518	415
Income tax expense (benefit)	(51)	265	242	490

Net income	$—	274	—	563

As a result of the reinsurance transactions discussed in Note 10(a), Evergreen and Continental’s operations consist entirely of the Company’s surety and assumed workers’ compensation business. Prior to January 1, 2004, Evergreen and Continental participated in an intercompany pooling agreement with Century, pursuant to which each company was allocated a portion of the combined operations of the three companies and therefore, all segments. As a result, the minority interest owners of Evergreen not only shared in the discontinued surety and assumed workers’ compensation businesses but also shared in Evergreen’s share of the ongoing operations of Century. The method used to determine the discontinued operations required management to identify the portion of the minority interest related to the results from the discontinued operations.

   At December 31, 2003, the assets and liabilities available for sale are broken out into the major categories as follows:

December 31, 2003
(dollars in thousands)
Assets available for sale
Investments	$61,357
Receivable from subsidiary available for sale	(26,885)
Prepaid reinsurance premium	8,226
Reinsurance recoverable on paid and unpaid losses, net	6,278
Other assets	9,844

Assets available for sale	$58,820

Liabilities available for sale
Minority interest	$25,320
Loss and loss expense reserves	7,746
Unearned premium	12,595
Other liabilities	5,572

Liabilities available for sale	$51,233

   As of June 30, 2003, accumulated other comprehensive income includes $269,000 of unrealized gains, net of minority interest and taxes, on investments available for sale. These investments were included in the dividend of Evergreen.

(12)   Subsequent Events

   In August 2004, the Board of Directors declared a dividend of $0.02 per common share.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated condensed financial statements and the notes to those statements included in this Form 10-Q. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “-Cautionary Statement Regarding Forward-Looking Statements” that could cause our actual growth, results of operations, performance and business prospects and opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

     ProCentury is a holding company that underwrites selected property and casualty and surety insurance through its subsidiary, Century. On April 26, 2004, we issued 8,000,000 common shares in the IPO. Immediately prior to the closing of the IPO we disposed of our subsidiaries, Evergreen National Indemnity Company (“Evergreen”) and Continental Heritage Insurance Company (“Continental”) and the related surety and assumed workers’ compensation business.

     As a “niche” company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks that are generally underserved by “admitted insurers,” or insurance companies licensed by the state in which the insurance policy is sold. We are very selective in the lines of business and types of risks we choose to write. Typically, we market our specialty insurance products through a select group of general agents and brokers seeking coverage for a specific group of clients.

     Immediately prior to the completion of the IPO, the common shares of Evergreen and its wholly owned subsidiary, Continental were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders. Prior to the dividends, Evergreen was a 30.35% controlled subsidiary of Century. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the accompanying interim unaudited consolidated condensed financial statements and notes for all periods presented.

     We evaluate our insurance operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross written premiums. We generally measure our operating results by examining net income (loss), return on equity and loss, expense and combined ratios. The following discussion provides further explanation of the key measures that we use to evaluate our results:

     Gross Written Premiums. Gross written premiums are the sum of direct written premiums and assumed written premiums. We use gross written premiums, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

     Net Written Premiums. Net written premiums are the sum of direct written premiums and assumed written premiums less ceded written premiums. We use net written premiums, primarily in relation to gross written premiums, to measure the amount of business retained after cessions to reinsurers.

     Loss Ratio. Loss ratio is the ratio (expressed as a percentage) of losses and loss expenses incurred to premiums earned. Loss ratio generally is measured on both a gross (direct and assumed) and net (gross less ceded) basis. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in the accompanying interim unaudited consolidated condensed financial statements

     Expense Ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. We reduce our operating expenses by ancillary income (excluding net investment income and realized gains (losses) on securities) to calculate our net operating expenses. Due to our historically high levels of reinsurance, we calculate our expense ratio on both a gross basis (before the effect of ceded reinsurance) and a net basis (after the effect of ceded reinsurance). Although the net basis is meaningful in evaluating our financial results that are net of ceded reinsurance, as reflected in the accompanying interim unaudited consolidated condensed financial statements, we believe that the gross expense ratio better reflects the operational efficiency of the underlying business and is a better measure of future trends. Interest expense is not included in the calculation of the expense ratio.

     Combined Ratio. Combined ratio is the sum of the loss ratio and the expense ratio and measures a company’s overall underwriting profit. If the combined ratio is at or above 100%, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). We use the GAAP combined ratio in evaluating our overall underwriting profitability and as a measure for comparing our profitability relative to the profitability of our competitors.

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

     Loss and Loss Expense Reserves. Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. See Note 4 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.

     Reinsurance Recoverables. Reinsurance recoverables on paid and unpaid losses, net, are established for the portion of our loss and loss expense reserves that are ceded to reinsurers. Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts that could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers that can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. See Note 5 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.

     Impairment of Invested Assets. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We regularly review our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to: (1) the current fair value as compared to amortized cost or cost, as appropriate, of the security; (2) the length of time the security’s fair value has been below amortized cost or cost; (3) specific credit issues related to the issuer and current economic conditions; and (4) the intent and ability to hold the security until the fair value recovers. In general, we focus our attention on securities that have a fair value of less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, we also consider the current fair value compared to amortized cost or cost, as appropriate, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the interim unaudited consolidated condensed financial statements. See Note 3 to our interim unaudited consolidated financial statements included in this Form 10-Q.

     Deferred Policy Acquisition Costs. We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged as expenses in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums. See Note 6 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.

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

Results of Operations

     The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our interim unaudited consolidated condensed financial statements and to assist the reader in gaining a better understanding of our results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Selected Financial Data:
Gross written premiums	$48,936	39,377	91,772	72,939
Net premiums earned	35,819	26,586	67,877	49,531
Net investment income	2,410	1,680	4,375	3,028
Net realized investment gains	21	115	144	198
Total revenues	38,250	28,381	72,396	52,757
Total expenses	33,764	39,740	63,759	62,853
Other transactions:
Gain on sale of minority interest in subsidiary, net	—	9	—	107
Income (loss) before discontinued operations	2,986	(7,580)	5,874	(7,021)
Discontinued operations, net of minority interest and taxes	—	274	—	563
Net income (loss)	$2,986	(7,306)	5,874	(6,458)
Key Financial Ratios:
Loss and loss expense ratio	58.6%	118.2%	58.8%	91.7%
Expense ratio	33.3%	29.9%	33.3%	33.9%

Combined ratio	91.9%	148.1%	92.1%	125.6%

Overview of Operating Results

     Net income increased to $3.0 million for the three months ended June 30, 2004, compared to net loss of $7.3 million for the same period in 2003. For the first six months of 2004, ProCentury’s net income was $5.9 million or $0.72 per diluted share, compared to a net loss of $6.5 million or a net loss of $1.29 per diluted share, for the same period in 2003.

     The increase in net income is attributable to several factors. Loss and loss expenses in 2003 were significantly higher than the current year due to development in our construction defect line and our non-construction defect casualty lines. In the second quarter of 2003, we recorded loss and loss expenses attributable to prior accident years of $20.2 million, resulting in an overall loss and loss expense ratio of 118.2% for the quarter and 91.7% for the six months ended June 30, 2003. Loss and loss expense ratios were 58.6% for the three months ended June 30, 2004 and 58.8% for the six months ended June 30, 2004. Our 2004 accident year, property and casualty, loss and loss expense ratio was 52.3% at June 30, 2004.

     In addition, the increase in net income for the six months ended June 30, 2004 was supplemented by an increase in premium volume and an increase of investment income due to higher invested assets, primarily related to capital raising activities and increase in operating cash flows. See “—Revenues.”

     Net income for the three months ended June 30, 2004 includes $518,000, or $337,000 net of taxes, of interest expense related to the redemption of our Class B shares which occurred during the quarter. In addition, net income for the first six months of 2004 includes $655,000, or $426,000 net of taxes, of reduced amortization of deferred acquisition costs related to the termination of the intercompany pooling agreement and implementation of the loss portfolio transfers and $355,000, or $231,000 net of taxes, of nonrecurring expense related to the IPO.

     Gross written premiums increased to $48.9 million for the quarter ended June 30, 2004, an increase of 24.1 % from $39.4 million for the same period in 2003. The property and casualty segment represents 99.8% of our gross written premium. Gross written premiums were $91.8 million for the six months ended June 30, 2004, an increase of 25.8% from $73.0 million for the same period in 2003. Net premiums earned were $35.8 million in the second quarter of 2004, an increase of 34.6% compared with the $26.6 million reported for the second quarter of 2003. Net premiums earned were $67.9 million in the first six months of 2004, an increase of 37.2% from $49.5 million for the same period in 2003.

     The increase in premium activity in the current year is primarily a result of favorable market conditions in the casualty market that have allowed us to increase our premium volume and prices for the fourth consecutive year. This increase is offset by slightly decreasing property premiums. During the first six months of 2004, the pricing environment on certain property lines began to soften as a result of increased competition on our larger property accounts. This rate competition has resulted in the loss of certain large property accounts, as the rates did not produce the rate of return that we require. While we have experienced market pressure to maintain rate levels in some of our lines, we believe the rates being obtained across all lines are at levels that support our underwriting profit objectives.

     The combined ratio improved to 91.9% for the quarter ended June 30, 2004, compared to 148.1% for the second quarter of 2003. The combined ratio for the six months ended June 30, 2004 was 92.1% compared to 125.5% for the same period of 2003. Discontinued operations represent our historical surety segment and assumed workers’ compensation line, which we exited with the disposition of Evergreen and Continental in April 2004.

Revenues

     Premiums

     Premiums include insurance premiums underwritten by Century (which we refer to as direct premiums) and insurance premiums assumed from other insurers generally in states where we do not currently have a licensed insurance subsidiary (which we refer to as assumed premiums). We refer to direct and assumed premiums together as gross premiums.

     Written premiums are the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Written premiums become premiums earned as the policy ages. Barring premium changes, if an insurance company writes the same mix of business each year, written premiums and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than written premiums. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than written premiums.

     We have historically relied on quota share, excess of loss and catastrophe reinsurance to manage our regulatory capital requirements and also to limit our exposure to loss.

     Our underwriting business is divided into two primary segments: property/casualty and other (including exited lines).

     Our property/casualty segment primarily includes general liability, commercial property and multi-peril insurance for small and mid-sized businesses. The other (including exited lines) segment includes workers’ compensation, which we exited in January 2002, and commercial auto, which we exited in May 2000. Historically, we wrote surety through our subsidiaries, Continental and Evergreen. Due to the disposition of those two companies during the second quarter of 2004, the surety segment is no longer a material part of our business.

     The following table presents a summary of gross, ceded and net written premiums and net premiums earned for the periods indicated.

	Three Months Ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Gross written premiums	$48,936	39,377	91,772	72,939
Ceded written premiums	(6,014)	(4,923)	(12,206)	(10,363)

Net written premiums	$42,922	34,454	79,566	62,576

Net premiums earned	$35,819	26,586	67,877	49,531

Net written premiums to gross written premiums	87.7%	87.5%	86.7%	85.8%
Net premiums earned to net written premiums	83.5%	77.2%	85.3%	79.2%

     Gross Written Premiums

     Gross written premiums increased $9.6 million, or 24.3%, for the three months ended June 30, 2004, compared to the same period in 2003. For the six months ended June 30, 2004 gross written premiums increased $18.8 million, or 25.8%, compared to the same period in 2003. The increase was due primarily a result of favorable market conditions in the casualty market that have allowed us to increase our casualty premium volume and prices for the fourth consecutive year. The pricing environment began to soften on certain property lines during the first six months of 2004 as a result of increased competition on the larger property accounts. While property rates have softened, property premiums were down only 0.5% for the six months ended June 30, 2004, compared to the same period of 2003. Property premiums accounted for 36% of our gross written premiums for the six months ended June 30, 2004, while casualty premiums accounted for 64%. For the six months ended June 30, 2003, property premiums accounted for 45% of our gross written premium and casualty accounted for the remaining 55%.

     Net Written Premiums and Net Premiums Earned

     Net written premiums for the three months ended June 30, 2004 were $42.9 million, representing an increase of 24.6% compared to the same period in 2003. For the six months ended June 30, 2004, net written premiums were $79.6 million, representing an increase of 27.1% over the same period of 2003. Net written premiums represented 87.7% of gross written premiums for the three months ended June 30, 2004. For the six months ended June 30, 2004, net written premiums represented 86.7% of gross written premiums. This is higher than the relationship of net written premiums to gross written premiums during the same periods in 2003, reflecting an increase in retention for the current year and higher rate of retention due to the decrease in the use of facultative reinsurance. This decrease is attributable to a lower number of property accounts that have been historically ceded under the facultative treaty.

     Net premiums earned, a function of net written premiums, were $35.8 million for the three months ended June 30, 2004 and were 83.5% of net written premiums. Net premiums earned were $67.9 million for the six months ended June 30, 2004, and were 85.3% of net written premiums. This is higher than the relationship of net premiums earned to net written premiums during the same periods in 2003, reflecting a higher rate of retention over 2003.

     Net Investment Income

     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed maturity and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses.

     Net investment income increased to $2.4 million for the three months ended June 30, 2004, compared to $1.7 million for the same period in 2003. For the six months ended June 30, 2004, net investment income was $4.4 million, compared to $3.0 million for the same period in 2003. The increase was due primarily to an increase in invested assets, including cash, partially offset by a lower investment yield. Invested assets, including cash, increased by $105.9 million to $277.1 million as of June 30, 2004 from $171.2 million as of June 30, 2003. Our pre-tax investment yield for the first six months ended June 30, 2004 was 4.1%, compared to 4.4% for the same period in 2003. In the six months ended June 30, 2004, our cash and short-term investments decreased from 13.5% of invested assets, at December 31, 2003, to 3.1%. This decrease in cash and short-term investments was part of an effort to increase our investment yield for 2004 by investing in higher yield investment grade fixed maturity securities while maintaining the targeted duration and credit quality of our portfolio.

     In the second quarter of 2004, as part of our effort to improve our after tax yield, we increased our allocation to tax exempt bonds. This increase has allowed us to increase our tax equivalent yield from 4.1% at December 31, 2003 to 4.5% at June 30, 2004, which has created an overall tax savings of $265,000 for the six months ended June 30, 2004.

     Realized Gains (Losses) on Securities

     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.

     For the three months ended June 30, 2004, we had net realized gains of $21,000, and for the six months ended June 30, 2004, we had net realized gains of $144,000. For the three months ended June 30, 2003, we had net realized gains of $115,000, and for the six months ended June 30, 2003, we had net realized gains of $198,000. No other-than-temporary declines were realized in the six month period ended June 30, 2004. For the six month period ended June 30, 2003, one fixed maturity security was written down in the amount of $87,000, which was included as a realized loss in the accompanying interim unaudited consolidated condensed financial statements.

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

     We continue to perform an internal quarterly actuarial analysis and establish or adjust (for prior accident quarters) our best estimate of the ultimate incurred losses and loss expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. As of December 31 of each year, we have an independent actuarial analysis performed of the adequacy of our reserves. Our estimate of ultimate loss and loss expenses is evaluated and re-evaluated by accident year and by major coverage grouping. Changes in estimates are reflected in the period the additional information becomes known.

     Our reinsurance program significantly influences our net retained losses. In exchange for premiums ceded to reinsurers under quota share and excess of loss reinsurance agreements, our reinsurers assume a portion of the losses and loss expenses incurred.

     Net losses and loss expenses decreased to $21.0 million for the three months ended June 30, 2004 from $31.4 million for the same period in 2003. For the six months ended June 30, 2004, net losses and loss expenses were $39.9 million, compared to $45.4 million for the same period in 2003. Net losses and loss expense ratios for the three months ended June 30, 2004 and 2003 were 58.6% and 118.2%, respectively. The net losses and loss expense ratios for the six months ended June 30, 2004 and 2003 were 58.6% and 91.7%, respectively.

     Our reserve for losses and loss expenses as of June 30, 2004 was $153.4 million (before the effects of reinsurance) and $107.8 million (after the effects of reinsurance), as estimated through our internal actuarial analysis. During 2004, we concluded through our actuarial analysis that the December 31, 2003 reserve for losses and loss expenses of $92.8 million (after the effects of reinsurance) was deficient by $4.1 million primarily on our construction defect and commercial auto reserves. Excluding construction defect, we had no prior year development in our property and casualty segment for accident years 2003, 2002, or 2001.

     Our reserve for losses and loss expenses (net of the effects of reinsurance) at June 30, 2004 and December 31, 2003 by line was as follows:

		December 31,
	June 30, 2004	2003
	(in thousands)
Property/casualty:
Casualty	$82,738	71,478
Property	18,455	13,806
Other (including exited lines):
Commercial auto	3,261	3,519
Workers’ compensation	3,390	4,031

Net reserves for losses and loss expenses	107,844	92,834
Plus reinsurance recoverables on unpaid losses at end of period	45,552	36,402

Gross reserves for losses and loss expenses	$153,396	129,236

     Based on the second quarter internal actuarial review, the Company recorded $18.8 million of incurred losses and loss expenses attributable to the 2004 accident year and $2.2 million attributable to events of prior years for the three months ended June 30, 2004. For the six months ended June 30, 2004, the Company recorded $35.5 million of incurred losses and loss expenses attributable to the 2004 accident year and $4.4 million attributable to events of prior years. The accident year losses and loss expense ratios for the property and casualty segment for accident years 2004, 2003 and 2002 were 52.3%, 48.6% and 53.4%, respectively. As of June 30, 2004, the property and casualty segment combined accident year losses and loss expense ratio in total for the 2004, 2003 and 2002 years was 50.9%.

     A significant portion of the three months and six months ended June 30, 2004 and 2003 prior year reserve for losses and loss expenses increases resulted principally from construction defect claims in the other liability line in the property and casualty segment. During the first six months of 2004 and 2003, new construction defect claim counts exceeded expectations. Based on the claim count experience that has emerged, the Company’s actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims. The prior year development recognized during the three and six month periods ended June 30, 2003 and June 30, 2004 for construction defect was substantially due to adverse claim count experience. In addition in the second quarter ended June 30, 2004, increases in incurred amounts on four claims also increased the amount of incurred development. As of June 30, 2004, we had 578 open claims relating to construction defect compared to 571 open claims as of March 31, 2004 and 597 open claims as of December 31, 2003. During the second quarter of 2004, 266 new claims were reported and 259 existing claims were settled or dismissed. During the six months ended June 30, 2004, 516 new claims were reported and 535 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims as of June 30, 2004 were $16.2 million compared to $18.6 million as of December 31, 2003.

     Additionally, during the second quarter of 2004, the Company experienced development related to 19 new contractors claims received in the second quarter and development on pending claims in the 1994 through 1999 accident years. The 19 new claims were higher than recent experience and the development on pending claims exceeded our expectations. This development does not arise from construction defect claims. A significant portion of the 2003 prior year development resulted from the non construction defect casualty lines.

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

     Due to the development during the first quarter, the Company conducted further analysis of the nature and impact of the commercial automobile activity. In addition to its current methods for assessing the overall reserve needs on this run-off business, the Company’s actuaries have undertaken a project with claims management to assess the range of potential costs on the remaining commercial auto liability pending claims. Based on this analysis, the Company did not record any additional net incurred losses in the second quarter of 2004.

     As of June 30, 2004, the Company had 42 open claims relating to commercial automobiles, compared to 51 open claims as of March 31, 2004 and 63 open claims as of December 31, 2003. During the second quarter of 2004, two new claims were reported and 11 existing claims were settled or dismissed. During the six months ended June 30, 2004, six new claims were reported and 27 existing claims were settled or dismissed. Our reserves for net losses and loss expenses for commercial automobile as of June 30, 2004 were $3.2 million compared to $3.5 million as of December 31, 2003.

     Operating Expenses

     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$8,643	5,958	15,493	11,106
Other operating expenses	3,272	2,001	7,100	5,661

ADAC and other operating expenses	11,915	7,959	22,593	16,767
Interest expense	345	357	760	675
Interest expense on the redemption of Class B shares	518	—	518	—

Total operating expenses	$12,778	8,316	23,871	17,442

Expense ratio:
ADAC	24.1%	22.4%	22.8%	22.4%
Other operating expenses	9.1%	7.5%	10.5%	11.5%

Total expense ratio (1)	33.2%	29.9%	33.3%	33.9%

(1)	Interest expense and interest expense on the redemption of the Class B shares are not included in the calculation of the expense ratio.

     Operating expenses increased $4.5 million, or 54.2%, to $12.8 million for the three month period ended June 30, 2004 from $8.3 million for the same period in 2003. For the six months ended June 30, 2004, operating expenses increased $6.4 million, or 36.8%, to $23.9 million. The increases are primarily attributable to an increase in ADAC, including commission expenses. This increase resulted from an increase in the volume of insurance written. For the six months ended June 30, 2004, the increase is offset by $655,000 of reductions to amortization expense that related to the termination of the intercompany pooling agreement and the implementation of the loss portfolio transfers that occurred on January 1, 2004.

     Additionally, for the three and six months ended June 30, 2004, other operating expenses increased compared to the same period in 2003 due to a $1.2 million reduction in 2003 related to a bonus expense that was not paid due to the projected overall 2003 net loss. Without the 2003 reduction of the 2002 bonus accrual, the overall expense ratio for the three months ended June 30, 2003 would have been 34.4%, which is 1.1% higher than that of the same period in 2004. The lower expense ratio in 2004 is due to an increase in operational efficiencies achieved through an increase in expense management. In addition, the six months ended June 30, 2004 balance includes $250,000 of expenses related to a non-recurring severance agreement and $105,000 of expenses related to the IPO that could not be capitalized.

     Interest expense remained relatively stable for the three and six months ended June 30, 2004 compared to the same periods in 2003. The decrease in interest expense related to the payoff of the $8.7 million bank loan in April 2004 is offset by the fact that the interest expense in 2003 only included interest on the $10.0 million trust preferred security subsequent to its issuance in May 2003. In addition, in April 2004, we used a portion of the IPO proceeds to redeem our Class B shares. With this redemption, we recorded $518,000 of interest expense that is included in operating expenses.

Income Taxes

     The 2004 income tax provision has been computed based on our estimated annual effective tax rate of 32%, which is lower than the federal income tax rate of 35% principally because of tax-exempt investment income.

Liquidity and Capital Resources

     ProCentury is a holding company, the principal assets of which are the common shares of Century. Although we can generate cash through loans from banks and issuances of equity securities, our primary source of funds to meet our short-term liquidity needs, including the payment of dividends to our shareholders and corporate expenses, is dividends from Century. Century’s principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Century’s primary use of funds is to pay claims and operating expenses, to purchase investments and to make dividend payments to us. ProCentury’s future liquidity is dependent on the ability of Century to pay dividends.

     Century is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. It may pay dividends to ProCentury without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Century to ProCentury for 2004 is $6.0 million. Century distributed ordinary dividends of $3.7 million and $5.4 of extraordinary dividends for the six months ended June 30, 2004, $1.5 million of ordinary dividends in the first six months of 2003 and $750,000 million of ordinary dividends in the first six months of 2002. Of the total dividends in 2004, $7.6 million consisted of the dividend of Century’s interest in Evergreen. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.

     Century is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2003, the statutory surplus of Century was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2003 was $59.7 million and the regulatory action level was $21.2 million. The statuary surplus at June 30, 2004 was $105.3 million.

     Net cash provided by operating activities was $49.2 million for the six months ended June 30, 2004, compared to $11.2 million for the six months ended June 30, 2003. This improvement was primarily attributable to the increase in net written premiums partially offset by an increase in paid losses.

     Net cash used by investing activities was $112.9 million for the six months ended June 30, 2004, compared to net cash used by investing activities of $22.2 million for the six months ended June 30, 2003. This increase was primarily attributable to the increased level of purchases of fixed maturity.

     Net cash provided by financing activities was $62.5 million for the six months ended June 30, 2004, compared to net cash provided by financing activities of $12.3 million for the six months ended June 30, 2003. This increase in cash provided by financing activities is directly related to the proceeds from the IPO, which was reduced by the redemption of the Class B shares, the repayment of the bank debt, and the dividend of Evergreen.

     During the quarter ended June 30, 2004 we repaid our $8.7 million of bank debt with the proceeds from our IPO in April 2004. The Company’s remaining contractual obligations have not materially changed from the Company’s contractual obligations as of December 31, 2003, which are described in the Prospectus. In addition, during the quarter, we redeemed all of our Class B common shares for $5.0 million.

     Given our historical cash flow, we believe that cash flow from operating activities through the end of 2004 will provide sufficient liquidity for our operations, as well as to satisfy debt service obligations and pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we can give no assurance in this regard.

Investment Portfolio

     Our investment strategy is designed to capitalize on our strategy to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted return. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The base fixed-income portfolio is rated investment grade to protect invested assets. We believe that our investment portfolio is highly liquid and consists substantially of readily marketable, investment grade fixed-income and equity securities. Our investment portfolio is managed by two independent investment advisors that operate under investment guidelines approved by Century’s investment committee. Century’s investment committee meets at least quarterly and reports to ProCentury’s board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or business sector.

     Our cash and investment portfolio increased to $277.1 million as of June 30, 2004 from $171.2 million as of December 31, 2003 and is summarized by type of investment in note 3 to the interim unaudited consolidated condensed financial statements. During the first six months of 2004, the Company made an effort to increase its taxable equivalent yield by investing in higher yield investment grade fixed-maturity securities and tax exempt municipal bonds while maintaining the targeted duration and credit quality of our portfolio. Our fixed maturity securities increased from $122.8 million as of December 31, 2003 to $226.4 million as of June 30, 2004, and equity securities from $25.3 million as of December 31, 2003 to $42.1 million as of June 30, 2004. During the six months ended June 30, 2004, we extended the duration of the fixed income portfolio from 3.3 years at December 31, 2003 to 4.2 years at June 30, 2004, and increased the allocation to municipals from 5.0% of the total investment portfolio at December 31, 2003 to 27.0% at June 30, 2004. Despite the increase in invested assets, the increase in the allocation to municipals and the extension of the duration, the overall credit quality of the portfolio remained unchanged from December 31, 2003.

Accounting Standards

     The Emerging Issues Task Force (“EITF”) has reached a consensus regarding Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, pursuant to which disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are accounted for as either available-for-sale or held-to-maturity. Effective December 31, 2003, we adopted the disclosure requirements of the EITF’s consensus, which include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that we considered in concluding that the unrealized losses were not other-than-temporary. In addition, in March 2004 the EITF reached consensus on additional guidance concerning the identification of and accounting for other-than-temporary impairments and the disclosures required for cost method investments. We will apply the additional guidance concerning other-than-temporary impairments during our third quarter beginning July 1, 2004, which is not expected to have a material impact on our consolidated financial position and results of operations. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2004, we will make the required disclosures for cost method investments.

Cautionary Statement Regarding Forward-Looking Statements

     Some of the statements in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the following factors:

•	our actual incurred losses and loss expenses may be greater than our loss and loss expense reserves, which could have a material adverse effect on our financial condition and results of operations;

•	a decline in our financial rating may result in a reduction of new or renewal business;

•	we are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives, and if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations;

•	changes in our operating environment may adversely affect our performance;

•	our general agents may exceed their authority and could bind us to business outside our underwriting guidelines;

•	if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered;

•	our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions;

•	we distribute our products through a select group of general agents, and there can be no assurance that such relationships will continue, or if they do continue, that they will remain profitable for us;

•	we rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business;

•	our reinsurers may not pay claims made by us on losses in a timely fashion;

•	if we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment;

•	our business is cyclical in nature, which may affect our financial performance;

•	we compete with a large number of companies in the insurance industry for underwriting revenues;

•	severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us; and

•	as a holding company, we are dependent on the results of operations of our insurance subsidiaries and the regulatory and contractual capacity of our subsidiaries to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiaries may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends.

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

     Equity Price Risk. Equity price risk is the potential that we will incur economic loss due to a decline in preferred and/or common stock prices. We manage this risk by focusing on a long-term, conservative, value oriented and dividend driven investment philosophy for our equity portfolio. The equity securities in our portfolio are primarily mid-to-large capitalization issues with strong dividend performance. Our strategy remains one of value investing, with security selection taking precedence over market timing. We also employ stringent diversification rules that limit our exposure to any individual stock or business sector.

     Interest Rate Risk. We had fixed-income, preferred shares and bond mutual fund investments with a fair value of $265.6 million at June 30, 2004 that are subject to interest rate risk. We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit quality and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     In connection with our IPO, we amended and restated our articles of incorporation, effective April 21, 2004, and our code of regulations, effective April 26, 2004. See “Description of Capital Shares” in our Prospectus for a description of the rights of holders of our common shares.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of ProCentury (1)

3.2	Amended and Restated Code of Regulations of ProCentury (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (2)

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission on June 4, 2004.

(2) These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K

On June 8, 2004, the Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission, which reported information under Items 7 and 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

PROCENTURY CORPORATION

Date: August 13, 2004	By:	/s/ Charles D. Hamm

Charles D. Hamm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)