Form 10-Q/A
period 2004-03-31
PROCENTURY CORP
filed 2004-08-18
CIK 1273397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

000-50641
(Commission File Number)

PROCENTURY CORPORATION

(Exact name of Registrant as specified in its charter)

Ohio	31-1718622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

465 Cleveland Avenue
Westerville, Ohio	43082
(Address of principal executive offices)	(Zip Code)

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

YES ☐  NO ☒

     As of August 17, 2004, the registrant had 13,101,195 outstanding Common Shares, without par value.

EXPLANATORY NOTE

     This Form 10-Q/A amends and restates Item 2 of Part II: Other Information of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 of ProCentury Corporation (the “Company”) to provide information related to the Company’s use of proceeds from its initial public offering of common shares, without par value. This amendment does not include any restatement of the Company’s previously filed financial statements.

PART II: OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On April 26, 2004, the Company commenced the initial public offering of its common shares, without par value, pursuant to its Registration Statement on Form S-1 (File No. 333-111294), which was declared effective by the Securities and Exchange Commission on April 20, 2004. The Company registered and sold 8,900,000 common shares, which includes 8,000,000 common shares offered by the Company and 900,000 common shares offered by selling shareholders, at a price to the public of $10.50 per common share, with an aggregate maximum offering price of $93,450,000. The managing underwriters for the offering were Friedman, Billings, Ramsey & Co., Inc., A.G. Edwards & Sons, Inc. and Raymond James & Associates, Inc.

     The Company did not receive any proceeds from the sale of common shares by the selling shareholders in the offering. The net proceeds to the Company were approximately $76.6 million, as described in the following table:

Aggregate offering proceeds to the Company.	$84.0
Underwriting discounts and commissions	6.5
Finders fee	—
Expenses paid to or for underwriters	0.2
Other fees and expenses (estimated)	1.3

Total expenses (estimated)	7.4

Net offering proceeds to the Company	$76.6

     The Company contributed $55.0 million to the capital of its primary insurance subsidiary, Century Surety Company, repaid $8.7 million of bank indebtedness outstanding at the closing of the offering to Eaton National Bank & Trust Co. (“Eaton”) and redeemed all of the Company’s outstanding Class B common shares for a redemption price of $5.5 million. Jeffrey A. Maffett, our director, is Chairman of Colonial Bank Corporation, the parent of Eaton, and is Chairman, President and Chief Executive Officer of Oculina Bank, a subsidiary of Colonial Bank Corporation. The remainder of the net proceeds, approximately $7.4 million, was retained by the Company for other general corporate purposes.

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
Date: August 18, 2004

	By:	/s/ Charles D. Hamm

Charles D. Hamm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)