Form 10-Q
period 2004-09-30
PROCENTURY CORP
filed 2004-11-12
CIK 1273397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES       ☐           NO     ☒

     As of November 12, 2004, the registrant had 13,155,995 outstanding Common Shares, without par value.

PROCENTURY CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Premiums earned	$39,543	28,242	107,421	77,772
Net investment income	2,719	1,681	7,094	4,710
Net realized investment gains (losses)	(22)	648	122	847

Total revenues	42,240	30,571	114,637	83,329

Losses and loss expenses	24,518	17,130	64,406	62,542
Amortization of deferred policy acquisition costs	8,526	6,824	24,019	17,929
Other operating expenses	3,385	3,918	10,486	9,579
Interest expense	352	433	1,113	1,108
Interest expense on the redemption of Class B shares	—	—	518	—

Total expenses	36,781	28,305	100,542	91,158

Income (loss) before loss on sale of minority interest in subsidiary, net	5,459	2,266	14,095	(7,829)
Loss on sale of minority interest in subsidiary, net of transaction fees	—	(309)	—	(203)

Income (loss) before minority interest and income tax expense (benefit)	5,459	1,957	14,095	(8,032)
Minority interest	—	(1,695)	—	(1,150)
Income tax expense (benefit)	1,747	583	4,510	(2,930)

Income (loss) from continuing operations	3,712	3,069	9,585	(3,952)
Discontinued operations, net of minority interest and taxes	—	428	—	991

Net income (loss)	$3,712	3,497	9,585	(2,961)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.28	0.61	0.98	(0.79)
Discontinued operations, net of minority interest and taxes	—	0.09	—	0.20

Net income (loss)	$0.28	0.70	0.98	(0.59)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.28	0.61	0.98	(0.79)
Discontinued operations, net of minority interest and taxes	—	0.09	—	0.20

Net income (loss)	$0.28	0.70	0.98	(0.59)

Weighted average of shares outstanding - basic	13,135,450	5,000,532	9,779,529	5,000,532

Weighted average of shares outstanding - diluted	13,179,052	5,000,532	9,803,101	5,000,532

Cash dividend per share	$0.02	—	0.02	—

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Balance Sheets

(Unaudited)

(dollars in thousands)

	September 30, 2004	December 31, 2003
Assets
Investments:
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2004, $251,045; 2003, $120,701)	$252,457	121,270
Held-to-maturity, at amortized cost (fair value 2004, $1,168; 2003, $1,511)	1,145	1,481
Equities (available-for-sale):
Equity securities, at fair value (cost 2004, $18,912; 2003, $16,041)	19,034	16,394
Bond mutual funds, at fair value (cost 2004, $15,522; 2003, $8,882)	15,491	8,906
Short-term investments, at amortized cost	2,854	17,336

Total investments	290,981	165,387
Cash	5,208	5,814
Premiums in course of collection, net	10,466	9,686
Deferred policy acquisition costs	17,079	11,714
Prepaid reinsurance premiums	9,373	6,700
Reinsurance recoverable on paid and unpaid losses, net	35,426	42,042
Deferred federal income tax asset	4,971	1,774
Receivable from subsidiary available for sale	—	26,687
Assets available for sale	—	59,018
Other assets	5,435	3,291

Total assets	$378,939	332,113

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$146,569	129,236
Unearned premiums	80,423	62,139
Long term debt	25,000	34,133
Accrued expenses and other liabilities	6,480	6,676
Reinsurance balances payable	2,637	4,320
Collateral held	3,896	5,716
Federal income taxes payable	3,688	2,065
Liabilities available for sale	—	51,431

Total liabilities	268,693	295,716

Shareholders’ equity:
Capital stock, without par value:
Class A shares - Issued and outstanding 13,155,995 shares at September 30, 2004 and 4,999,995 shares at December 31, 2003	—	—
Class B shares - None authorized at September 30, 2004 and authorized 15,000 shares, issued and outstanding 531.68 shares at December 31, 2003	—	—
Class C shares - None authorized at September 30, 2004 and authorized 10,000 shares, issued and outstanding 0 shares at December 31, 2003	—	—
Additional paid-in capital	98,610	26,866
Retained earnings	10,596	8,297
Accumulated other comprehensive income, net of taxes	1,040	1,234

Total shareholders’ equity	110,246	36,397

Total liabilities and shareholders’ equity	$378,939	332,113

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income

(Unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003
Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	26,866	26,460
Vesting of restricted common shares	111	—
Gain on sale of minority interest in subsidiary, net of tax.	—	203
Issuance of common shares	77,931	—
Issuance costs	(1,298)	—
Redemption of Class B shares	(5,000)	—

End of period	98,610	26,663

Retained earnings:
Beginning of period	8,297	7,983
Net income (loss)	9,585	(2,960)
Dividend of subsidiary available for sale	(7,024)	—
Dividend to shareholders	(262)	—

End of period	10,596	5,023

Accumulated other comprehensive income, net of taxes:
Beginning of period	1,234	1,952
Unrealized holding gains arising during the period, net of reclassification adjustment	370	54
Unrealized holding gains arising during the period, discontinued operations	—	(101)
Dividend of subsidiary available for sale	(564)	—

End of period	1,040	1,905

Total shareholders’ equity	$110,246	33,591

Comprehensive Income
Net income (loss)	$9,585	(2,961)

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period:
Gross	708	922
Related federal income tax expense	(259)	(317)

Net unrealized gains	449	605

Reclassification adjustment for gains included in net income
Gross	122	847
Related federal income tax expense	(43)	(296)

Net reclassification adjustment	79	551

Other comprehensive income	370	54

Total comprehensive income (loss)	$9,955	(2,906)

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Statements of Cash Flows

(Unaudited)
(dollars in thousands)

	For the Nine months Ended
	September 30,
	2004	2003
Cash flows provided by operating activities:
Net income (loss)	$9,585	(2,961)
Adjustments:
Net realized investment gains	(122)	(847)
Gain on the sale of minority interest in subsidiary	—	(322)
Deferred federal income tax benefit	(3,413)	(806)
Minority interest	—	(1,150)
Discontinued operations	—	(991)
Restricted share compensation expense	111	—
Changes in assets and liabilities:
Premiums in course of collection, net	(780)	(8,214)
Deferred policy acquisition costs	(5,365)	(3,905)
Prepaid reinsurance premiums	(2,673)	(262)
Reinsurance recoverable on paid and unpaid losses, net	6,616	(7,301)
Federal income taxes payable	1,623	(30)
Loss and loss expense reserves	17,333	34,991
Unearned premiums	18,284	19,010
Reinsurance balances payable	(1,683)	(2,172)
Collateral held	(1,820)	(188)
Receivable for subsidiary available for sale	26,687	(10,733)
Discontinued operations	—	2,209
Other, net	(1,328)	1,561

Net cash provided by operating activities	63,055	17,889

Cash flows used in investing activities:
Purchases of equity securities	(50,591)	(84,848)
Purchases of fixed maturity securities available-for-sale	(161,417)	(93,644)
Purchases of fixed maturity securities held to maturity	—	(1,069)
Proceeds from sales of equity securities	41,132	74,082
Proceeds from sales and maturities of fixed maturity securities available-for-sale	30,170	80,396
Proceeds from maturities of fixed maturities held-to-maturity	325	1,100
Discontinued operations	—	(2,234)
Short-term investments, net	14,482	(9,805)

Net cash used in investing activities	(125,899)	(36,022)

Cash flows provided by financing activities:
Issuance of common shares	77,931	—
Issuance cost	(1,298)	—
Redemption of Class B common shares	(5,000)	—
Principal payment on long term debt	(9,133)	(445)
Issuance of trust preferred securities	—	10,000
Dividend of subsidiary	(262)	—
Discontinued operations	—	5,000

Net cash provided by financing activities	62,238	14,555

Decrease in cash and cash equivalents	(606)	(3,578)
Cash and equivalents at beginning of period	5,814	7,237

Cash and equivalents at end of period	$5,208	3,659

Supplemental disclosure of cash flow information:
Interest paid	$1,234	1,089

Federal income taxes paid	$6,300	3,540

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Notes to Consolidated Condensed Financial Statements

September 30, 2004

(Unaudited)

(1)	Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements and notes include the accounts of ProCentury Corporation, formerly ProFinance Holdings Corporation, (the “Company” or “ProCentury”) and its wholly owned and controlled insurance subsidiary, Century Surety Company (“Century”). The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, the interim unaudited consolidated condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the interim periods have been included. These interim unaudited consolidated condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company’s audited consolidated financial statements, included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424 of the Securities Act of 1933, as amended (the “Prospectus”) (Commission File No. 333-111294), in connection with the Company’s initial public offering (the “IPO”). The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

On April 26, 2004, the Company issued 8,000,000 common shares at $10.50 per share in the IPO and received net proceeds (before expenses) of $77.9 million. The following transactions occurred in connection with the IPO:

•	Immediately prior to the completion of the IPO, each outstanding Class A common share was converted into 500 common shares. After the conversion, but prior to the completion of the IPO, the Company had 4,999,995 Class A common shares outstanding. The share conversion is reflected for all periods presented.

•	Immediately prior to the completion of the IPO, the common shares of Evergreen National Indemnity Company (“Evergreen”) and its wholly owned subsidiary, Continental Heritage Insurance Company (“Continental”) were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders. Prior to the dividends, Evergreen was a controlled subsidiary of Century. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the accompanying interim unaudited consolidated condensed financial statements and notes for all periods presented.

•	The Company issued 8,000,000 Class A common shares and received net proceeds (before expenses) of $77.9 million.

•	The Company granted 101,200 restricted common shares and 364,000 stock options to certain employees of ProCentury.

•	The Company repaid $8.7 million of bank indebtedness outstanding at the closing of the IPO.

•	The Company redeemed all of its outstanding Class B common shares for an aggregate redemption price of $5.0 million and recorded interest expense of $518,000 in connection with the redemption; and

•	The Company amended its articles of incorporation to eliminate the authority to issue Class B and Class C common shares.

Additionally, on August 5, 2004 the Company issued 54,800 of additional restricted common shares to certain employees of ProCentury.

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

Share Option Accounting

The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), and other related accounting interpretations for the Company’s share option and restricted common share plans utilizing the “intrinsic value method.” The Company also follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for the Company’s share option grants, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment of FASB Statement No. 123. This disclosure requires pro forma net income (loss) and earnings (loss) per share information, which is calculated assuming the Company has accounted for its stock option plans under the “fair value method” described in SFAS No. 123 and SFAS No. 148.

If the Company recorded compensation expense for its share option grants based on the “fair value method,” the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts as indicated in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Net income (loss):
As reported	$3,712	3,497	9,585	(2,961)
Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(58)	—	(106)	—

Pro Forma	$3,654	3,497	9,479	(2,961)

Basic income (loss) per common share:
As reported	$0.28	0.70	0.98	(0.59)

Pro Forma	$0.28	0.70	0.97	(0.59)

Diluted income (loss) per common share:
As reported	$0.28	0.70	0.98	(0.59)

Pro Forma	$0.28	0.70	0.97	(0.59)

Restricted common share-based compensation expense of $111,000 ($72,000 net of tax) is included in reported net income for the three months and nine months ended September 30, 2004. No share option or restricted common share-based compensation expense is included in reported net income (loss) for any period presented for 2003, as the Company had no common share equivalents granted during 2003.

The fair values of the share options and restricted common shares are estimated on the dates of grant using the Black Scholes option pricing model with the following weighted average assumptions:

Three Months and Nine
Months
Ended September 30, 2004
Risk free interest rate	4.01%
Dividend yield	0.76%
Volatility factor	.221
Weighted average expected option life	7 Years

(2)	Income (loss) per Common Share

Basic income (loss) per share (“EPS”) excludes dilution and is calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common shares (common share equivalents) were exercised. When inclusion of common share equivalents increases the EPS or reduces the loss per share, the effect on earnings is antidilutive. Under these circumstances, diluted net earnings or net loss per share is computed excluding the common share equivalents.

On April 21, 2004, the Company’s Class A common shares split on a 500 to 1 basis. Prior periods’ share and per share data has been adjusted to reflect this split. On April 26, 2004, the Company issued 8,000,000 common shares and 101,200 restricted common shares, which are reflected in the Company’s share and per share data for all periods after April 26, 2004. In addition, on August 5, 2004, the Company issued 54,800 restricted common shares which are reflected in the Company’s share and per share data for all periods after August 5, 2004.

Pursuant to disclosure requirements contained in SFAS No. 128, Earnings Per Share, the following information represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the Company’s interim unaudited consolidated condensed financial statements.

	For the Three Months Ended September 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$3,711,358	13,135,450	$0.28
Effect of Dilutive Securities
Restricted common shares	—	43,602	.00

Diluted EPS
Income available to common shareholders	$3,711,358	13,179,052	$0.28

	For the Nine Months Ended September 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$9,585,135	9,779,529	$0.98
Effect of Dilutive Securities
Restricted common shares	—	103,572	.00

Diluted EPS
Income available to common shareholders	$9,585,135	9,883,101	$0.98

Diluted EPS is the same as Basic EPS for the three months ended September 30, 2003 and the nine months ended September 30, 2003 because the Company had no common share equivalents granted during those periods.

(3)	Investments

The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturity securities classified as held-to-maturity were as follows:

	September 30, 2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,145	23	—	1,168

Total	$1,145	23	—	1,168

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,481	30	—	1,511

Total	$1,481	30	—	1,511

     The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities classified as available-for-sale were as follows:

	September 30, 2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,182	146	(129)	24,199
Obligations of states and political subdivisions	97,944	1,267	(329)	98,882
Corporate securities	52,175	322	(160)	52,337
Mortgage-backed securities	34,702	294	(47)	34,949
Collateralized mortgage obligations	20,862	60	(95)	20,827
Asset-backed securities	21,180	196	(113)	21,263

Total fixed maturity securities	251,045	2,285	(873)	252,457

Equities:
Equity securities	18,912	317	(195)	19,034
Bond mutual funds	15,522	—	(31)	15,491

Total equities	34,434	317	(226)	34,525

Total	$285,479	2,602	(1,099)	286,982

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$22,300	189	(140)	22,349
Obligations of states and political subdivisions	7,909	16	(145)	7,780
Corporate securities	35,671	382	(122)	35,931
Mortgage-backed securities	25,011	356	(6)	25,361
Collateralized mortgage obligations	8,611	38	(74)	8,575
Asset-backed securities	21,199	196	(121)	21,274

Total fixed maturity securities	120,701	1,177	(608)	121,270
Equities:
Equity securities	16,041	428	(75)	16,394
Bond mutual funds	8,882	24	—	8,906

Total equities	24,923	452	(75)	25,300

Total	$145,624	1,629	(683)	146,570

The Company considers four factors in determining if an other-than-temporary decline in fair value exists: (1) length of time and extent that a security has been in an unrealized loss position; (2) the existence of an event that would impair the issuer’s future earnings potential; (3) the near-term prospects for recovery of the fair value of a security; and (4) the intent and ability of the Company to hold the security until the fair value recovers. Realized losses, including any provision for other-than-temporary declines in value, are included in the accompanying interim unaudited consolidated condensed statements of operations. No other-than-temporary declines were realized in the nine month period ended September 30, 2004. For the nine month period ended September 30, 2003, one fixed maturity security was written down in the amount of $87,000, which was included as a realized loss in the accompanying interim unaudited consolidated condensed statements of operations.

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for held-to-maturity securities that are considered temporarily impaired are presented in the following table:

September 30, 2004
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	—	—	—	—	—

Total	$—	—	—	—	—	—

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	September 30, 2004
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,258	(74)	4,530	(55)	9,788	(129)
Obligations of states and political subdivisions	20,839	(247)	3,860	(82)	24,699	(329)
Corporate securities	13,814	(112)	3,379	(48)	17,193	(160)
Mortgage-backed securities	6,993	(43)	212	(4)	7,205	(47)
Collateralized mortgage obligations	11,720	(82)	821	(13)	12,541	(95)
Asset-backed securities	6,700	(51)	3,802	(62)	10,502	(113)

Total fixed maturity securities	65,324	(609)	16,604	(264)	81,928	(873)

Equities:
Equity securities	5,637	(184)	300	(11)	5,937	(195)
Bond mutual funds	15,443	(31)	48	—	15,491	(31)

Total equities	21,080	(215)	348	(11)	21,428	(226)

Total	$86,404	(824)	16,952	(275)	103,356	(1,099)

At September 30, 2004, the Company had twenty-five fixed maturity securities that have been in an unrealized loss position for one year or longer. Twenty-four of these securities are investment grade, of which twenty-two of these securities are rated A1/A or better (including fourteen securities which are rated AAA). The two remaining investment grade securities are rated BBB and have a fair value equal to 98.2% of their book value as of September 30, 2004. The one security that is not investment grade had a fair value equal to 96.5% of its book value as of September 30, 2004. All twenty-five securities are current on interest and principal. Management believes the declines are temporary and are not indicative of other-than-temporary impairments.

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

Net loss and loss expenses incurred were $24.5 million for the quarter ended September 30, 2004 compared to $17.1 million for the quarter ended September 30, 2003. In the third quarter of 2004, the Company recorded $20.6 million of incurred losses and loss expenses attributable to the 2004 accident year and $3.9 million attributable to events of prior years. In the third quarter of 2003, the Company recorded $16.8 million of incurred losses and loss expenses attributable to the 2003 accident year and $300,000 attributable to events of prior years.

Net loss and loss expenses incurred were $64.4 million for the nine months ended September 30, 2004 compared to $62.5 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, the Company recorded $56.4 million of incurred losses and loss expenses attributable to the 2004 accident year and $8.0 million attributable to events of prior years. In the first nine months of 2003, the Company recorded $39.2 million of incurred losses and loss expenses attributable to the 2003 accident year and $23.3 million attributable to events of prior years.

A significant portion of the three months and nine months ended September 30, 2004 and 2003 prior year increases resulted principally from construction defect claims in the other liability line in the property and casualty segment. During the first nine months of 2004 and 2003, new construction defect claim counts exceeded expectations. Based on the claim count experience that emerged, the Company’s actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims, causing adverse development on prior accident years during the three and nine month periods ended September 30, 2003 and September 30, 2004. In addition, in the nine months ended September 30, 2004, increases in incurred amounts on four claims also increased the amount of incurred development.

As of September 30, 2004, the Company had 575 open claims relating to construction defect compared to 597 open claims as of December 31, 2003. During the third quarter of 2004, 269 new claims were reported and 272 existing claims were settled or dismissed. During the nine months ended September 30, 2004, 773 new claims were reported and 795 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims as of September 30, 2004 were $18.8 million compared to $18.6 million as of December 31, 2003.

Additionally, during the second quarter of 2004, the Company experienced development related to 19 new contractors claim counts received in the second quarter and development on pending claims in the 1994 through 1999 accident years. The 19 new claim counts were higher than recent experience and the development on pending claims exceeded our expectations. This development does not arise from construction defect claims. A significant portion of the 2003 prior year development resulted from the non-construction defect contractor lines.

During the first quarter of 2004, the Company recorded increases in paid and incurred losses and loss expenses on seven commercial auto liability claims. The net incurred increases on these claims totaled $778,000. The increases were related to one significant, unanticipated new claim ($155,000), reserve increases related to coverage disputes on three claims ($297,000), and unfavorable changes in conditions relating to three other claims ($326,000).

Due to the development during the first quarter, the Company conducted further analysis of the nature and impact of the commercial automobile activity. In addition to its current methods for assessing the overall reserve needs on this run-off business, the Company’s actuaries have undertaken a project with claims management to assess the range of potential costs on the remaining commercial auto liability pending claims. Based on this analysis, the Company did not record any additional net incurred losses in the second and third quarter of 2004.

As of September 30, 2004, the Company had 40 open claims relating to commercial automobile compared to 63 open claims as of December 31, 2003. During the third quarter of 2004, three new claims were reported and five existing claims were settled or dismissed. During the nine months ended September 30, 2004, eight new claims were reported and 31 existing claims were settled or dismissed. Our net loss and loss expense reserves for commercial automobile as of September 30, 2004 were $2.4 million compared to $3.5 million as of December 31, 2003.

(5)	Reinsurance

In the normal course of business, the Company has entered into various reinsurance contracts with unrelated reinsurers. The Company participates in such agreements for the purpose of limiting loss exposure and diversifying business. Reinsurance contracts do not relieve the Company of its obligations to policyholders. There have been no significant changes in the Company’s reinsurance program except that the Company is now retaining the first $500,000 ($300,000 in 2003) of individual property and casualty losses in the Company’s excess of loss contracts effective January 1, 2004.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(dollars in thousands)
Premiums written:
Direct	$49,963	36,230	141,939	110,069
Assumed	38	(93)	135	(915)
Ceded	(6,535)	(4,481)	(19,042)	(14,843)

Net premiums written	$43,466	31,656	123,032	94,311

Premiums earned:
Direct	$45,768	32,652	124,235	92,912
Assumed	95	(92)	375	(559)
Ceded	(6,320)	(4,318)	(17,189)	(14,581)

Net premiums earned	$39,543	28,242	107,421	77,772

Loss and loss expenses incurred:
Direct	$29,397	24,114	76,612	78,461
Assumed	575	779	2,521	566
Ceded	(5,453)	(7,763)	(14,727)	(16,485)

Net losses and loss expenses incurred	$24,518	17,130	64,406	62,542

(6)	Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(dollars in thousands)
Balance at beginning of period	$15,616	10,259	$11,714	7,218
Policy acquisition costs deferred	9,989	7,529	29,384	21,675
Amortization of deferred policy acquisition costs	(8,526)	(6,824)	(24,019)	(17,929)

Balance at end of period	$17,079	10,964	$17,079	10,964

Amortization of deferred policy acquisition costs for the nine months ended September 30, 2004 includes a reduction of amortization expense of $2.5 million relating to the transfer of capitalized acquisition costs from Evergreen and Continental for the property and casualty segment, which was partially offset by $1.9 million of capitalized acquisition costs for the surety segment that was transferred from Century to Evergreen and Continental. These transactions occurred in conjunction with the termination of the intercompany pooling agreement and the implementation of the loss portfolio agreements discussed in the Company’s Prospectus in “The Evergreen and Continental Transactions.”

(7)	Federal Income Taxes

The 2004 income tax provision for the quarter and year ended September 30, 2004, has been computed based on our estimated annual effective tax rate of 32.0%, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income. The estimated tax rate for the three months ended September 30, 2003 was 29.8% and for the nine months ended September 30, 2003 was a tax benefit of 36.5%, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

(8)	Commitments and Contingencies

The Company is a defendant in various lawsuits in the ordinary course of its business. In the opinion of management, the effects, if any, of such lawsuits are not expected to be material to the Company’s consolidated financial position or results from operations.

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

The following is a summary of segment disclosures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(dollars in thousands)
Segment revenue:
P/C	$39,550	28,243	107,427	77,796
Investing	2,697	2,329	7,216	5,557
Other (including exited lines)	(7)	(1)	(6)	(24)

Segment revenue	$42,240	30,571	114,637	83,329

Segment profit (loss):
P/C	$2,895	1,119	8,469	(8,488)
Investing	2,697	2,329	7,216	5,557
Other (including exited lines)	(4)	(615)	(1,119)	(2,412)

Segment profit (loss)	$5,588	2,833	14,566	(5,343)

Segment assets:
Investing	$290,981	156,254	290,981	156,254
Assets not allocated	87,958	156,036	87,958	156,036

Total consolidated assets	$378,939	312,290	378,939	312,290

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Income (loss) before income taxes:
Segment profit (loss)	$5,588	2,833	14,566	(5,343)
Unallocated (expenses) income:
Corporate expenses	223	(134)	1,160	(1,378)
Gain on sale of minority interest in subsidiary, net	—	(309)	—	(203)
Interest expense	(352)	(433)	(1,113)	(1,108)
Interest expense on redemption of Class B shares	—	—	(518)	—

Income (loss) before minority interest and income tax expense (benefit)	$5,459	1,957	14,095	(8,032)

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
		(dollars in thousands)
Three Months ended September 30, 2004:
P/C	$14,858	24,692	—	39,550
Other (including exited lines)	—	—	(7)	(7)

Earned premiums	$14,858	24,692	(7)	39,543

Three Months ended September 30, 2003:
P/C	$12,229	16,014	—	28,243
Other (including exited lines)	—	—	(1)	(1)

Earned premiums	$12,229	16,014	(1)	28,242

Nine Months ended September 30, 2004:
P/C	$42,152	65,275	—	107,427
Other (including exited lines)	—	—	(6)	(6)

Earned premiums	$42,152	65,275	(6)	107,421

Nine Months ended September 30, 2003:
P/C	$33,188	44,608	—	77,796
Other (including exited lines)	—	—	(24)	(24)

Earned premiums	$33,188	44,608	(24)	77,772

The Company does not manage property and casualty products at this level of detail.

(10)	Initial Public Offering

On April 26, 2004, ProCentury issued 8,000,000 common shares and 101,200 restricted common shares in the IPO and received net proceeds (before expenses) of $77.9 million. Immediately prior to the IPO, each outstanding Class A common share was converted into 500 common shares. Immediately after the IPO, 13,101,195 common shares were outstanding. The following transactions were completed in contemplation of or in connection with the IPO:

(a)	Termination of the Intercompany Pooling Agreement

Effective January 1, 2004, the intercompany pooling agreement among ProCentury’s insurance subsidiaries was terminated. As a result of the termination, the loss and loss expense reserves and unearned premiums were reallocated with an equal amount of cash and investments to each insurance subsidiary based on the insurance business it produced as an individual company. This transaction did not have any impact on the consolidated financial position or results of operations of the Company.

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

On February 19, 2004, Evergreen bought 100% of the outstanding shares of Century’s subsidiary Continental for GAAP book value. No gain or loss was recorded by the Company from this transaction. Tax expense of $130,000 is included in the calculation of our estimated annual effective tax rate.

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

As a result of these transactions, the surety and assumed workers’ compensation business were classified as discontinued operations, which are recorded net of minority interest and income taxes in all periods presented in the accompanying interim unaudited consolidated condensed financial statements. The following table summarizes the Company’s discontinued operations for the following periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Income before minority interest and income taxes	$—	1,000	760	2,468
Minority interest	—	240	518	655
Income tax expense	—	332	242	822

Net income	$—	428	—	991

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

At December 31, 2003, the assets and liabilities available for sale are broken out into the major categories as follows:

December 31, 2003
(dollars in thousands)
Assets available for sale
Investments	$61,357
Receivable from subsidiary available for sale	(26,687)
Prepaid reinsurance premium	8,226
Reinsurance recoverable on paid and unpaid losses, net	6,278
Other assets	9,844

Assets available for sale	$59,018

Liabilities available for sale
Minority interest	$25,320
Loss and loss expense reserves	7,746
Unearned premium	12,595
Other liabilities	5,770

Liabilities available for sale	$51,431

As of September 30, 2003, accumulated other comprehensive income includes $578,000 of unrealized gains, net of minority interest and taxes, on investments available for sale. These investments were included in the dividend of Evergreen.

(12)	Dividend to Common Shareholders

On August 5, 2004, the Board of Directors declared a dividend of $0.02 per common share that was paid on September 15, 2004. In addition, on November 4, 2004, the Board of Directors declared a dividend of $0.02 per common share, which is payable on December 2, 2004.

(13)	Line of Credit

On September 8, 2004, the Company obtained a $5,000,000 line of credit with a maturity date of September 7, 2006 and interest only payments due quarterly based on LIBOR plus 2.5% of the outstanding balance. All of the outstanding shares of Century were pledged as collateral. As of September 30, 2004, no amounts were outstanding under the line of credit.

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

Overview

     ProCentury Corporation (“ProCentury”) is a holding company that underwrites selected property and casualty and surety insurance through its subsidiary, Century Surety Company (“Century”). On April 26, 2004, ProCentury issued 8,000,000 common shares in an Initial Public Offering (“IPO”). Immediately prior to the closing of the IPO, we disposed of our subsidiaries, Evergreen National Indemnity Company (“Evergreen”) and Continental Heritage Insurance Company (“Continental”), and the related surety and assumed workers’ compensation business.

     As a “niche” company, ProCentury offers specialty insurance products designed to meet specific insurance needs of targeted insured groups. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks that are generally underserved by “admitted insurers,” or insurance companies licensed by the state in which the insurance policy is sold. We are very selective in the lines of business and types of risks we choose to write. Typically, we market our specialty insurance products through a select group of general agents and brokers seeking coverage for a specific group of clients.

     Immediately prior to the completion of the IPO, the common shares of Evergreen and its wholly owned subsidiary, Continental were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders. Prior to the dividends, Evergreen was a controlled subsidiary of Century. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the accompanying interim unaudited consolidated condensed financial statements and notes for all periods presented.

     Operations are evaluated by monitoring key measures of growth and profitability. We measure growth by examining gross written premiums. Operating results are generally measured by examining net income (loss), return on equity and loss, expense and combined ratios. The following discussion provides further explanation of the key measures used to evaluate results:

     Gross Written Premiums. Gross written premiums are the sum of direct written premiums and assumed written premiums. Gross written premiums, which excludes the impact of premiums ceded to reinsurers, are used as a measure of the underlying growth of our insurance business from period to period.

     Net Written Premiums. Net written premiums are the sum of direct written premiums and assumed written premiums less ceded written premiums. Net written premiums, primarily in relation to gross written premiums, are used to measure the amount of business retained after cessions to reinsurers.

     Loss Ratio. Loss ratio is the ratio (expressed as a percentage) of losses and loss expenses incurred to premiums earned. Loss ratio generally is measured on both a gross (direct and assumed) and net (gross less ceded) basis. The gross loss ratio is used as a measure of the overall underwriting profitability of the insurance business written and an assessment of the adequacy of pricing. The net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in the accompanying interim unaudited consolidated condensed financial statements.

     Expense Ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. Operating expenses are reduced by ancillary income (excluding net investment income and realized gains (losses) on securities) to calculate net operating expenses. Due to historically high levels of reinsurance, the expense ratio is calculated on both a gross basis (before the effect of ceded reinsurance) and a net basis (after the effect of ceded reinsurance). Although the net basis is meaningful in evaluating financial results that are net of ceded reinsurance, as reflected in the accompanying interim unaudited consolidated condensed financial statements, management believes the gross expense ratio better reflects the operational efficiency of the underlying business and is a better measure of future trends. Interest expense is not included in the calculation of the expense ratio.

     Combined Ratio. Combined ratio is the sum of the loss ratio and the expense ratio and measures a company’s overall underwriting profit. If the combined ratio is at or above 100%, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). The GAAP combined ratio is used in evaluating the overall underwriting profitability, and as a measure for comparing our profitability relative to the profitability of our competitors.

Critical Accounting Policies

     It is important to understand ProCentury’s accounting policies in order to understand the financial statements. Management considers certain of these policies to be critical to the presentation of financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the period being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently, actual results may differ from these estimates, which would be reflected in future periods.

     The most critical accounting policies involve the reporting of loss and loss expense reserves (including losses that have occurred but were not reported to us by the financial reporting date (“IBNR”)), reinsurance recoverables, the impairment of invested assets, deferred policy acquisition costs and deferred taxes.

     Loss and Loss Expense Reserves. Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. Actuarial methodologies are used to assist management in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. See Note 4 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.

     Reinsurance Recoverables. Reinsurance recoverables on paid and unpaid losses, net, are established for the portion of our loss and loss expense reserves that are ceded to reinsurers. Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts that could be subject to interpretations that differ from management’s, based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers that can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. See Note 5 to the interim unaudited consolidated condensed financial statements included in this Form 10-Q.

     Impairment of Invested Assets. Impairment of investment securities results in a charge to operations when a decline in market value below cost is deemed to be other-than-temporary. Fixed maturity and equity securities portfolios are reviewed monthly to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to: (1) the current fair value as compared to amortized cost or cost, as appropriate, of the security; (2) the length of time the security’s fair value has been below amortized cost or cost; (3) specific credit issues related to the issuer and current economic conditions; and (4) the intent and ability to hold the security until the fair value recovers. In general, management focuses its attention on securities that have a fair value of less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, consideration is also given to the current fair value compared to amortized cost or cost, as appropriate, management’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in these factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the interim unaudited consolidated condensed financial statements. See Note 3 to the interim unaudited consolidated financial statements included in this Form 10-Q.

     Deferred Policy Acquisition Costs. Commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts are deferred. These costs are capitalized and charged as expenses in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums. See Note 6 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.

     Deferred Taxes. Income taxes are accounted for under the asset and liability method of accounting for income tax. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts more likely than not to be realized.

Results of Operations

     The table below summarizes certain operating results and key measures used in monitoring and evaluating operations. The information is intended to summarize and supplement information contained in interim unaudited consolidated condensed financial statements and to assist the reader in gaining a better understanding of results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Selected Financial Data:
Gross written premiums	$50,001	36,137	142,074	109,154
Net premiums earned	39,543	28,242	107,421	77,772
Net investment income	2,719	1,681	7,094	4,710
Net realized investment gains/(losses)	(22)	648	122	847
Total revenues	42,240	30,571	114,637	83,329
Total expenses	36,781	28,305	100,542	91,158
Other transactions:
Loss on sale of minority interest in subsidiary, net	—	(309)	—	(203)
Income (loss) before minority interest and income tax expense (benefit)	5,459	1,957	14,095	(8,032)
Income (loss) from continuing operations	3,712	3,069	9,585	(3,952)
Discontinued operations, net of minority interest and taxes	—	428	—	991
Net income (loss)	$3,712	3,497	9,585	(2,961)
Key Financial Ratios:
Loss and loss expense ratio	62.0%	60.7%	60.0%	80.4%
Expense ratio	30.1%	38.0%	32.1%	35.4%

Combined ratio	92.1%	98.7%	92.1%	115.8%

Overview of Operating Results

     Net income increased from $3.5 million for the three months ended September 30, 2003 to $3.7 million for the three months ended September 30, 2004. For the first nine months of 2004, ProCentury’s net income was $9.6 million or $0.98 per diluted share, compared to a net loss of $3.0 million or a net loss of $.59 per diluted share, for the same period in 2003.

     The increase in net income is attributable to several factors. Loss and loss expenses attributable to prior accident years were significantly higher in 2003 than the current year due to development in our construction defect line and our non-construction defect casualty lines. In the nine months ended September 30, 2003, we recorded loss and loss expenses attributable to prior accident years of $23.3 million, resulting in an overall loss and loss expense ratio of 80.4% for the nine months ended September 30, 2003, compared to $8.0 million in the nine months ended September 30, 2004. Loss and loss expense ratios were 62.0% for the three months ended September 30, 2004 and 60.0% for the nine months ended September 30, 2004. Our 2004 accident year, loss and loss expense ratio was 52.5% at September 30, 2004.

     The increase in net income for the nine months ended September 30, 2004 was accompanied by an increase in premium volume and an increase of investment income due to higher invested assets, primarily related to capital raising activities and increases in operating cash flows. See “—Revenues.”

     Net income for the nine months ended September 30, 2004 includes $518,000, or $337,000 net of taxes, of interest expense related to the redemption of our Class B shares, $655,000, or $426,000 net of taxes, of reduced amortization of deferred acquisition costs related to the termination of the intercompany pooling agreement and implementation of the loss portfolio transfers and $355,000, or $231,000 net of taxes, of nonrecurring expense related to the IPO.

     Gross written premiums increased to $50.0 million for the quarter ended September 30, 2004, an increase of 38.5% from $36.1 million for the same period in 2003. The property/casualty segment represents 99.6% of our gross written premium. Gross written premiums were $142.1 million for the nine months ended September 30, 2004, an increase of 30.1% from $109.2 million for the same period in 2003. Net premiums earned were $39.5 million in the third quarter of 2004, an increase of 40.1% compared with the $28.2 million reported for the third quarter of 2003. Net premiums earned were $107.4 million in the first nine months of 2004, an increase of 38.0% from $77.8 million for the same period in 2003.

     The increase in premium activity in the current year is primarily a result of favorable market conditions in the casualty market that have allowed us to increase our premium volume for the fourth consecutive year. This increase is offset by slightly decreasing property premiums. During the first nine months of 2004, the pricing environment on certain property lines began to soften as a result of increased competition on our larger property accounts. In addition, we have started to experience tightening in our casualty rates as well. This rate competition has resulted in the loss of certain large property accounts, as the reduced rates would not have produced the rate of return required internally. While we have experienced market pressure to maintain rate levels in some lines, management believes the rates being obtained across all lines are at levels that support our underwriting profit objectives.

     Our combined ratio improved to 92.1% for the quarter ended September 30, 2004, compared to 98.7% for the third quarter of 2003. The combined ratio for the nine months ended September 30, 2004 was 92.1% compared to 115.8% for the same period of 2003.

     Discontinued operations represent the historical surety segment and assumed workers’ compensation line, which were exited with the disposition of Evergreen and Continental in April 2004.

Revenues

     Premiums

     Premiums include insurance premiums underwritten by Century (which are referred to as direct premiums) and insurance premiums assumed from other insurers generally in states where we do not currently have a licensed insurance subsidiary (which are referred to as assumed premiums). Direct and assumed premiums combined represent gross premiums.

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

     Historically, we have relied on quota share, excess of loss and catastrophe reinsurance for management of regulatory capital requirements and also to limit exposure to loss.

     Our underwriting business is divided into two primary segments: property/casualty and other (including exited lines).

     The property/casualty segment primarily includes general liability, commercial property and multi-peril insurance for small and mid-sized businesses. The other (including exited lines) segment includes workers’ compensation and commercial auto, which were exited in January 2002 and May 2000, respectively. Historically, surety was written through Continental and Evergreen. Since the disposition of these two subsidiaries in the second quarter of 2004, the surety segment is no longer a material part of our business.

     The following table presents a summary of gross, ceded and net written premiums and net premiums earned for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Gross written premiums	$50,001	36,137	142,074	109,154
Ceded written premiums	(6,535)	(4,481)	(19,042)	(14,843)

Net written premiums	$43,466	31,656	123,032	94,311

Net premiums earned	$39,543	28,242	107,421	77,772

Net written premiums to gross written premiums	86.9%	87.6%	86.6%	86.4%
Net premiums earned to net written premiums	91.0%	89.2%	87.3%	82.5%

     Gross Written Premiums

     Gross written premiums increased $13.9 million and $32.9 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The increase primarily resulted from favorable market conditions in the casualty market that have allowed an increase in the casualty premium volume for the fourth consecutive year. The pricing environment began to soften on certain property lines during the first nine months of 2004 as a result of increased competition on the larger property accounts. While property rates have softened, property premiums did increase 2.8% for the nine months ended September 30, 2004, compared to the same period of 2003. Property premiums accounted for 36.3% of gross written premiums for the nine months ended September 30, 2004, while casualty premiums accounted for 63.7%. For the nine months ended September 30, 2003, property premiums accounted for 45.2% of gross written premium and casualty accounted for the remaining 54.8%.

     Net Written Premiums and Net Premiums Earned

     Net written premiums for the three months ended September 30, 2004 were $43.5 million, representing an increase of 37.3% compared to the same period in 2003. For the nine months ended September 30, 2004, net written premiums were $123.0 million, representing an increase of 30.5% over the same period of 2003. Net written premiums represented 86.9% of gross written premiums for the three months ended September 30, 2004. For the nine months ended September 30, 2004, net written premiums represented 86.6% of gross written premiums. This is higher than the relationship of net written premiums to gross written premiums during the same periods in 2003, reflecting an increase in retention for the current year due to decreased use of facultative reinsurance. This decrease is attributable to a lower number of property accounts that have been historically ceded under the facultative treaty.

     Net premiums earned, a function of net written premiums, were $39.5 million for the three months ended September 30, 2004 or 91.0% of net written premiums. Net premiums earned were $107.4 million for the nine months ended September 30, 2004, or 87.3% of net written premiums. This is higher than the relationship of net premiums earned to net written premiums during the same periods in 2003, reflecting a higher rate of retention over 2003.

     Net Investment Income

     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed maturity and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses.

     Net investment income increased to $2.7 million for the three months ended September 30, 2004, compared to $1.7 million for the same period in 2003. For the nine months ended September 30, 2004, net investment income was $7.1 million, compared to $4.7 million for the same period in 2003. The increase was due primarily to an increase in invested assets, including cash, partially offset by a lower investment yield. Invested assets, including cash, increased by $136.3 million to $296.2 million as of September 30, 2004 from $159.9 million as of September 30, 2003. Pre-tax investment yield for the first nine months ended September 30, 2004 was 3.7%, compared to 4.1% for the same period in 2003. In the nine months ended September 30, 2004, our cash and short-term investments decreased from 13.5% of invested assets, at December 31, 2003, to 2.7%. This decrease in cash and short-term investments was part of an effort to increase investment yield for 2004 by investing in higher yield investment grade fixed maturity securities while maintaining the targeted duration and credit quality of the portfolio.

     In 2004, as part of our effort to improve our after-tax yield, we increased our allocation to tax exempt bonds. This increase has allowed us to increase the tax equivalent yield from 4.1% at December 31, 2003 to 4.6% at September 30, 2004, which has created an overall gross tax savings of $319,000 for the three months ended September 30, 2004 and $584,000 for the nine months ended September 30, 2004.

     Realized Gains (Losses) on Securities

     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities held as investments.

     For the three months ended September 30, 2004, net realized losses were $22,000, and for the nine months ended September 30, 2004, net realized gains were $122,000. For the three months ended September 30, 2003, net realized gains were $648,000, and for the nine months ended September 30, 2003, net realized gains were $847,000. No other-than-temporary declines were realized in the nine month period ended September 30, 2004. For the nine month period ended September 30, 2003, one fixed maturity security was written down in the amount of $87,000, which was included as a realized loss in the accompanying interim unaudited consolidated condensed financial statements.

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

     We continue to perform an internal quarterly actuarial analysis and establish or adjust (for prior accident periods) our best estimate of the ultimate incurred losses and loss expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. As of December 31 of each year, we have an independent actuarial analysis performed of the adequacy of our reserves. Our estimate of ultimate loss and loss expenses is evaluated and re-evaluated by accident year and by major coverage grouping. Changes in estimates are reflected in the period the additional information becomes known.

     Our reinsurance program significantly influences our net retained losses. In exchange for premiums ceded to reinsurers under quota share and excess of loss reinsurance agreements, our reinsurers assume a portion of the losses and loss expenses incurred.

     Net losses and loss expenses increased to $24.5 million for the three months ended September 30, 2004 from $17.1 million for the same period in 2003. For the nine months ended September 30, 2004, net losses and loss expenses were $64.4 million, compared to $62.5 million for the same period in 2003. Net losses and loss expense ratios for the three months ended September 30, 2004 and 2003 were 62.0% and 60.7%, respectively. The net losses and loss expense ratios for the nine months ended September 30, 2004 and 2003 were 60.0% and 80.4%, respectively.

     Our reserve for losses and loss expenses as of September 30, 2004 was $146.6 million (before the effects of reinsurance) and $115.8 million (after the effects of reinsurance), as estimated through our internal actuarial analysis. During 2004, we concluded through our actuarial analysis that the December 31, 2003 reserve for losses and loss expenses of $92.8 million (after the effects of reinsurance) was deficient by $8.0 million primarily on our construction defect and commercial auto reserves.

     Our reserve for losses and loss expenses (net of the effects of reinsurance) at September 30, 2004 and December 31, 2003 by line was as follows:

	September 30,	December 31,
	2004	2003
	(in thousands)
Property/casualty:
Casualty	$92,230	71,478
Property	17,631	13,806
Other (including exited lines):
Commercial auto	2,647	3,519
Workers’ compensation	3,250	4,031

Net reserves for losses and loss expenses	115,758	92,834
Plus reinsurance recoverables on unpaid losses at end of period	30,811	36,402

Gross reserves for losses and loss expenses	$146,569	129,236

     Based on the third quarter 2004 internal actuarial review, the Company recorded $20.6 million of incurred losses and loss expenses attributable to the 2004 accident year and $3.9 million attributable to events of prior years for the three months ended September 30, 2004. For the nine months ended September 30, 2004, the Company recorded $56.4 million of incurred losses and loss expenses attributable to the 2004 accident year and $8.0 million attributable to events of prior years. The accident year losses and loss expense ratios for the property and casualty segment for accident years 2004, 2003 and 2002 were 52.3%, 48.6% and 53.5%, respectively. As of September 30, 2004, the property and casualty segment combined accident year losses and loss expense ratio in total for the 2004, 2003 and 2002 years was 51.1%.

     A significant portion of the three months and nine months ended September 30, 2004 and 2003 prior year increases resulted principally from construction defect claims in the other liability line in the property and casualty segment. During the first nine months of 2004 and 2003, new construction defect claim counts exceeded expectations. Based on the claim count experience that has emerged, the Company’s actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims. The prior year development recognized during the three and nine month periods ended September 30, 2004 and September 30, 2003 for construction defect was substantially due to adverse claim count experience. In addition, in the nine months ended September 30, 2004, increases in incurred amounts on four claims also increased the amount of incurred development.

     As of September 30, 2004, we had 575 open claims relating to construction defect compared to 597 open claims as of December 31, 2003. During the third quarter of 2004, 269 new claims were reported and 272 existing claims were settled or dismissed. During the nine months ended September 30, 2004, 773 new claims were reported and 795 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims as of September 30, 2004 were $18.8 million compared to $18.6 million as of December 31, 2003.

     Additionally, during the second quarter of 2004, the Company experienced development related to 19 new contractors claim counts received in the second quarter and development on pending claims in the 1994 through 1999 accident years. The 19 new claim counts were higher than recent experience and the development on pending claims exceeded our expectations. This development does not arise from construction defect claims. A significant portion of the 2003 prior year development resulted from the non construction defect contractors lines.

     During the first quarter of 2004, the Company recorded increases in paid and incurred losses and loss expenses on seven commercial auto liability claims. The net incurred increases on these claims totaled $778,000. The increases were related to one significant, unanticipated new claim ($155,000), reserve increases related to coverage disputes on three claims ($297,000), and unfavorable changes in conditions relating to three other claims ($326,000).

     Due to the development during the first quarter, the Company conducted further analysis of the nature and impact of the commercial automobile activity. In addition to its current methods for assessing the overall reserve needs on this run-off business, the Company’s actuaries have undertaken a project with claims management to assess the range of potential costs on the remaining commercial auto liability pending claims. Based on this analysis, the Company did not record any additional net incurred losses in the second and third quarter of 2004.

     As of September 30, 2004, the Company had 40 open claims relating to commercial automobile compared to 63 open claims as of December 31, 2003. During the third quarter of 2004, three new claims were reported and five existing claims were settled or dismissed. During the nine months ended September 30, 2004, eight new claims were reported and 31 existing claims were settled or dismissed. Our net loss and loss expense reserves for commercial automobile as of September 30, 2004 were $2.6 million compared to $3.5 million as of December 31, 2003.

     Operating Expenses

     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$8,526	6,824	24,019	17,929
Other operating expenses	3,385	3,918	10,486	9,579

ADAC and other operating expenses	11,911	10,742	34,505	27,508
Interest expense	352	433	1,113	1,108
Interest expense on the redemption of Class B shares	—	—	518	—

Total operating expenses	$12,263	11,175	36,136	28,616

Expense ratio:
ADAC	21.5%	24.2%	22.3%	23.1%
Other operating expenses	8.6%	13.9%	9.8%	12.3%

Total expense ratio (1)	30.1%	38.0%	32.1%	35.4%

(1)	Interest expense and interest expense on the redemption of the Class B shares are not included in the calculation of the expense ratio.

     Operating expenses increased $1.1 million, or 9.7%, to $12.3 million for the three month period ended September 30, 2004 from $11.2 million for the same period in 2003. For the nine months ended September 30, 2004, operating expenses increased $7.5 million, or 26.3%, to $36.1 million. The increases are primarily attributable to an increase in ADAC, including commission expenses. This increase resulted from an increase in the volume of insurance written. For the nine months ended September 30, 2004, the increase is offset by $655,000 of reductions to amortization expense that related to the termination of the intercompany pooling agreement and the implementation of the loss portfolio transfers that occurred on January 1, 2004.

     Other operating expenses decreased slightly to $3.4 million for the third quarter 2004 compared to $3.9 million for the same period in 2003. Additionally, for the nine months ended September 30, 2004, other operating expenses increased compared to the same period in 2003 due to a $1.2 million reduction in 2003 related to a bonus expense that was not paid due to the projected overall 2003 net loss. Without the 2003 reduction of the 2002 bonus accrual, the overall expense ratio for the nine months ended September 30, 2003 would have been 36.9%, which is 4.8 percentage points higher than that of the same period in 2004. The lower expense ratio in the three and nine month periods ended September 30, 2004 is due to an increase in operational efficiencies achieved through a focus on expense management. In addition, the nine months ended September 30, 2004 balance includes $250,000 of expenses related to a non-recurring severance agreement and $105,000 of expenses related to the IPO that could not be capitalized.

     The decrease in interest expense related to the payoff of the $8.7 million bank loan in April 2004 is offset by the fact that interest expense in 2003 only included interest on the $10.0 million trust preferred security that was not issued until May 2003. In addition, in April 2004, we used a portion of the IPO proceeds to redeem our Class B shares. With this redemption, we recorded $518,000 of interest expense which is included in operating expenses.

Income Taxes

     The 2004 income tax provision for the quarter and year ended September 30, 2004, has been computed based on our estimated annual effective tax rate of 32.0%, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income. The estimated tax rate for the three months ended September 30, 2003 was 29.8% and for the nine months ended September 30, 2003 was a tax benefit of 36.5%, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

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

     Century is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. It may pay dividends to ProCentury without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Century to ProCentury for 2004 is $6.0 million. Century distributed ordinary dividends of $3.7 million and $5.4 of extraordinary dividends for the nine months ended September 30, 2004, $2.3 million of ordinary dividends in the first nine months of 2003 and $1.5 million of ordinary dividends in the first nine months of 2002. Of the total dividends in 2004, $7.6 million consisted of the dividend of Century’s interest in Evergreen. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.

     Century is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2003, the statutory surplus of Century was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2003 was $59.7 million and the regulatory action level was $21.2 million. The statutory surplus at September 30, 2004 was $109.4 million.

     Net cash provided by operating activities was $63.1 million for the nine months ended September 30, 2004, compared to $17.9 million for the nine months ended September 30, 2003. This improvement was primarily attributable to the increase in net written premiums partially offset by an increase in paid losses.

     Net cash used by investing activities was $125.9 million for the nine months ended September 30, 2004, compared to net cash used by investing activities of $36.0 million for the nine months ended September 30, 2003. This increase was primarily attributable to the increased level of purchases of fixed maturity securities.

     Net cash provided by financing activities was $62.2 million for the nine months ended September 30, 2004, compared to net cash provided by financing activities of $14.6 million for the nine months ended September 30, 2003. This increase in cash provided by financing activities is directly related to the proceeds from the IPO, which was reduced by the redemption of the Class B shares, the repayment of the bank debt, and the dividend of Evergreen.

     During the nine months ended September 30, 2004, we repaid our $8.7 million of bank debt with the proceeds from our IPO in April 2004. In addition, on September 8, 2004, we obtained a $5,000,000 line of credit with a maturity date of September 7, 2006 and interest only payments due quarterly based on LIBOR plus 2.5% of the outstanding balance. All of the outstanding shares of Century were pledged as collateral. As of September 30, 2004, no borrowings were made under the line of credit.

     Our remaining contractual obligations have not materially changed from our contractual obligations as of December 31, 2003, which are described in the Prospectus. In addition, during the second quarter of 2004, we redeemed all of our Class B common shares for $5.0 million.

     Given our historical cash flow, we believe that cash flow from operating activities for the next twelve months will provide sufficient liquidity for our operations, as well as to satisfy debt service obligations and pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we can give no assurance in this regard.

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

     Our cash and investment portfolio increased to $296.2 million as of September 30, 2004 from $171.2 million as of December 31, 2003 and is summarized by type of investment in note 3 to the interim unaudited consolidated condensed financial statements. During the first nine months of 2004, the Company increased taxable equivalent yield to 4.7% at September 30, 2004 from 4.1% at December 31, 2003, by investing in higher yield investment grade fixed-maturity securities and tax exempt municipal bonds while maintaining the targeted duration and credit quality of our portfolio. Our fixed maturity securities increased from $122.8 million as of December 31, 2003 to $253.6 million as of September 30, 2004, and equity securities from $25.3 million as of December 31, 2003 to $34.5 million as of September 30, 2004. During the nine months ended September 30, 2004, we extended the duration of the fixed income portfolio from 3.3 years at December 31, 2003 to 4.3 years at September 30, 2004, and increased the allocation to municipals from 4.7% of the total investment portfolio at December 31, 2003 to 34.0% at September 30, 2004. Despite the increase in invested assets, the increase in the allocation to municipals and the extension of the duration, the overall credit quality of the portfolio remained unchanged from December 31, 2003.

Accounting Standards

     The Emerging Issues Task Force (“EITF”) has reached a consensus regarding Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, pursuant to which disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are accounted for as either available-for-sale or held-to-maturity. Effective December 31, 2003, we adopted the disclosure requirements of the EITF’s consensus, which include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that we considered in concluding that the unrealized losses were not other-than-temporary. In addition, in March 2004 the EITF reached consensus on additional guidance concerning the identification of and accounting for other-than-temporary impairments and the disclosures required for cost method investments. On September 30, 2004, the Financial Accounting Standards Board (FASB) delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1. We will continue to monitor the activities of the EITF and FASB concerning the additional guidance on the identification of and accounting for other-than-temporary impairments and the disclosures required for cost method investments.

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

     Interest Rate Risk. We had fixed-income, preferred shares and bond mutual fund investments with a fair value of $285.0 million at September 30, 2004 that are subject to interest rate risk. We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit quality and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

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

Item 2. Unrestricted Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of ProCentury (1)

3.2	Amended and Restated Code of Regulations of ProCentury (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission on September 4, 2004.

(2)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

PROCENTURY CORPORATION

Date: November 12, 2004	By:	/s/ Charles D. Hamm

Charles D. Hamm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)