Form 10-K
period 2004-12-31
PROCENTURY CORP
filed 2005-03-23
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-6612
ProCentury Corporation
(Exact name of registrant as specified in its charter)

Ohio	31-1718622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

465 Cleveland Ave. Westerville, Ohio (Address of principal executive offices)	43082 (Zip Code)
Registrant’s telephone number, including area code
(614) 895-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, without par value	NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
NONE
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004, based upon the closing sale price of the Common Shares on June 30, 2004 as reported on the NASDAQ National Market, was $107,624,114.
      The number of shares outstanding of the Registrant’s Common Shares, without par value, on March 23, 2005 was 13,155,195.
DOCUMENTS INCORPORATED BY REFERENCE.
      Portions of the Registrant’s definitive Proxy Statement for the 2005 annual meeting of shareholders to be held May 19, 2005, are incorporated herein by reference into Part III of this document.

		Page

PART I:
Item 1	Business	3
Item 2	Properties	28
Item 3	Legal Proceedings	28
Item 4	Submission of Matters to a Vote of Security Holders	29
PART II:
Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6	Selected Financial and Operating Data	30
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	55
Item 8	Financial Statements and Supplementary Data	56
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	114
Item 9A	Controls and Procedures	114

PART III:
Item 10	Directors and Executive Officers of the Registrant	114
Item 11	Executive Compensation	115
Item 12	Security Ownership of Certain Beneficial Owners and Management	115
Item 13	Certain Relationships and Related Transactions	115
Item 14	Principal Accountant Fees and Services	116

PART IV:
Item 15	Exhibits and Financial Statement Schedules	116
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

Item 1.	Business
General
      ProCentury Corporation (“ProCentury,”) is a specialty property and casualty insurance holding company. We market and underwrite general liability, commercial property, multi-peril insurance and garage liability for small and mid-sized businesses primarily through Century Surety Company (“Century”), our operating insurance subsidiary. References to “Company”, “we”, “us”, and “our” refer to ProCentury and its subsidiaries, unless the context requires otherwise. We are either authorized as an admitted insurer or approved as an excess and surplus lines insurer by the state insurance regulators in 48 states plus the District of Columbia. We primarily write specialty excess and surplus lines insurance through a select group of general agents. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks that insurance companies licensed by the state in which the insurance policy is sold, which are also referred to as “admitted insurers,” typically do not cover. Our goal is to be selective in the classes of business and the coverages we write within the excess and surplus lines market. The insurance needs of this market are serviced by retail insurance brokers who maintain relationships with the general agents with whom we do business.
      As a “niche” company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups. These targeted insured markets are often not served or are underserved by standard companies. We focus on serving the insurance needs of small and mid-sized businesses, including habitational risks, hospitality businesses, artisan contractors, daycare facilities, retail and wholesale stores, fitness centers and special event providers. Typically, the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. We have disciplined underwriting that considers all of our applicants for insurance coverages on an individual basis. For each class we insure, we employ a number of customized limiting endorsements, rating surcharges and decreased limits to align our product offerings to the risk profile of the class and the specific insured being underwritten.
      We seek to achieve a balance between our property and casualty premiums. Property business has an inherently shorter tail than casualty business, and we emphasize short tail classes of casualty business in order to reduce pricing and reserving risk. For example, our primary casualty business is dominated by premises liability risks known in the industry as Owners, Landlords & Tenants (“OL&T”) risks, which presents a much shorter tail than a traditional excess and surplus lines book of business, which is predominated by Manufacturers & Contractors (“M&C”) risks. Short tail risks are generally known to occur at a definite point in time, and while the extent of the injury and associated costs may be unknown for some period of time, the actual occurrence is usually reported fairly quickly. In contrast, with longer tail risk the injury occurs away from the premises owned by the insured, may not be known for some period of time and may result in cumulative or progressive damage.
      We avoid high-hazard, long tail lines of business such as product liability, occurrence coverage for general contractor liability and construction contractor liability business and medical malpractice. We believe that construction trades may no longer be profitably underwritten on an occurrence general liability form in any state.
      As of December 31, 2004, we had consolidated assets of $394.9 million and consolidated shareholders’ equity of $115.2 million. For the year ended December 31, 2004, we produced gross written premiums of $191.4 million, and we had net income of $15.0 million
      Our principal executive offices are located at 465 Cleveland Ave., Westerville, Ohio 43082, and the telephone number at that address is (614) 895-2000. The Company files annual, quarterly, special reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s Web site at http://www.sec.gov and at our Web site at http://www.procentury.com.

      Pursuant to Rule 12b-23 under the Securities and Exchange Act of 1934, as amended, the industry segment information included in Item 8, note 14 of Notes to Consolidated Financial Statements, is incorporated by reference in partial response to this Item 1.
Company History
      Century was formed in 1978 as a specialty insurance carrier for inland marine, surety and fidelity coverages for the surface mining industry. In 1984, Century expanded its original focus and initiated a business strategy centered on hard to place property/casualty risks. In 1992, Century acquired Continental Heritage Insurance Company (“Continental”), which wrote specialty surety and bail bond business. In 1993, Century acquired Evergreen National Indemnity Company (“Evergreen”), which wrote landfill and specialty surety business. These combined entities constituted the Century Insurance Group®.
      In 1996, Century was acquired by Century Business Services, Inc. (Nasdaq: CBIZ). In 1997, as part of a growth initiative by its former parent, Century Insurance Group® acquired the assets of the managed care workers’ compensation business of the Anthem Casualty Insurance Group.
      ProCentury was formed as an Ohio corporation in July 2000 by certain of our current shareholders and members of management. Pursuant to our management-led buyout in October 2000, ProCentury acquired Century and its subsidiaries, including Evergreen and Continental, from Century Business Services, Inc. The financing of this transaction included equity investments by five community bank holding companies, a private equity firm and other private investors, including members of current management.
      Following this transaction, the strategic direction of ProCentury focused primarily on the excess and surplus lines and involved exiting certain unprofitable businesses such as commercial automobile beginning in May 2000 and workers’ compensation in January 2002. As a result of this change in strategy, we sought to take advantage of the increase in volume and rates in the excess and surplus lines market, which began in 2001.
      On April 26, 2004, we issued 8,000,000 common shares at $10.50 per share in an initial public offering (“IPO”) and received net proceeds (before expenses) of $77.9 million. Immediately prior to the IPO, Evergreen and Continental, were spun-off to ProCentury’s existing Class A shareholders. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the accompanying financial information for all periods presented. As a result of these transactions, Century is the remaining operating subsidiary of ProCentury.
Industry Overview
      The excess and surplus lines insurance market differs significantly from the standard market. In the standard market, insurance products and coverages are largely uniform with broad coverage grants due to highly regulated rates and forms. Standard market companies tend to compete for customers primarily on the basis of rate, retain close relationships with retail insurance agents and make accommodations to the insureds to maintain the marketability of their product for their contracted direct agent.
      In contrast, the excess and surplus lines market provides coverage for risks that either do not fit the underwriting criteria of standard carriers with which the retail agent has a direct relationship, or they are of a class or risk that the standard market generally avoids since the regulated nature of that market does not allow for customized terms or rates. Non-standard risks can be underwritten profitably, however, by the excess and surplus market, by using highly specific coverage forms with terms based on individual risk assessment, rather than the risk profile of the most desirable members of the class. When a certain risk has been excluded from the standard market, the retail agents needs quick placement with the excess and surplus lines market in order to maintain coverage for the insured. As a result, the primary basis for competition within the excess and surplus lines industry can be focused more on service and availability than rate.
      The insurance industry has historically been cyclical. From 1987 to 2001, the industry generally experienced intensified competition for standard and excess and surplus lines insurers, resulting in rate decreases in many lines. In early 2001, a return to risk-based underwriting disciplines in the standard market caused a noticeable increase in submissions to the excess and surplus lines market of risks that no longer qualified for coverage from the standard carriers and higher premium rates. Since 2001, we have benefited from this increase in rates and volume, as well as reduced capacity in the excess and surplus lines market, insurance industry consolidation, corporate downsizing and the increased use of communications technology and personal computers, which, among other factors, have contributed to the high growth in the number of small businesses. In addition, low interest rates have resulted in increased rates and more conservative coverage terms because, as investment returns have moderated over the past few years, property and casualty carriers have been forced to adopt more profitable underwriting practices. For property business, this pattern continued until the second half of 2003, when rates first plateaued, and then slowly began to decline. This moderate decline continued throughout much of 2004, with some stabilization seen after the October hurricanes in Florida. For casualty business, rates remained firm throughout 2003 and stabilized in 2004 with only slight declines.
      We expect that rate adequacy for our specialty and excess and surplus lines products will continue, as a result of the following factors:

•	our commitment to underwriting profitability;

•	our re-underwriting of our binding policies;

•	continued low interest rates;

•	close monitoring or downgrading of many insurers and reinsurers by rating agencies;

•	new corporate governance requirements; and

•	industry focus on rate adequacy and the negative effects of under-priced business on the industry as a whole.
Lines of Business
      The following table sets forth an analysis of gross and net written premiums by segment and major product groupings during the periods indicated:

	Gross Written Premiums			Net Written Premiums

	Years Ended December 31,			Years Ended December 31,

	2004	2003	2002	2004	2003	2002

	(In thousands)
Property/casualty:
Casualty	$122,996	$83,713	$53,780	$107,576	$74,930	$44,731
Property	67,595	67,187	44,508	58,444	57,080	33,601
Other (including exited lines)	814	(1,192)	2,254	4	(171)	30

	$191,405	$149,708	$100,542	$166,024	$131,839	$78,362

Property/ Casualty
      Casualty Business. We target shorter tail classes of casualty business focusing on what are commonly referred to as “OL&T” (owners, landlords and tenants) classes of business and have de-emphasized what are commonly referred to as “M&C” (manufacturers and contractors) classes of business. We believe these shorter tail OL&T classes of business present less rating and reserving risk to us compared to longer tail casualty lines. At the time of our management-led buyout in October 2000, 46.5% of our property/casualty gross written premiums comprised OL&T or shorter tail classes. For the year ended December 31, 2004, 71.8% of our property/casualty gross written premiums comprised OL&T or shorter tail classes. With respect to the M&C classes of business we continue to write, we focus on artisan contractors and light manufacturers that present no significant durable products liability exposure.

      Our insurance policies provide coverage limits generally ranging from $25,000 to $1.0 million per occurrence, with the majority of our policies having limits between $500,000 and $1.0 million. Generally, through reinsurance, we are subject to the first $500,000 of an individual loss for the current accident year. Our general liability policies usually provide coverage for defense and related expenses in addition to per occurrence and aggregate policy limits. For certain products, defense expenses are included in the policy limits.
      Other Casualty Business. We also offer garage liability and commercial umbrella policies to supplement our commercial multi-peril and commercial general liability writings. On garage liability we write up to a maximum of $1.0 million per occurrence or accident. This product is only offered by surplus lines carriers. Commercial umbrella policies provide excess liability coverage above the limits of standard liability policies and may also provide coverage for risks not covered under standard liability policies. We write commercial umbrella insurance for limits up to $5.0 million total aggregate above the minimum underlying limits of $1.0 million per occurrence and $2.0 million aggregate. Although most of our umbrella and excess business is written to support our primary policies, we will occasionally accept other carriers as primary, provided they are rated “A-” or better by A.M. Best.
      Property Business. Following our management-led buyout in October 2000, we have increased our property gross written premiums as a percentage of our total property/casualty written premiums. For the nine months ended September 30, 2000, property business and casualty business accounted for 17.9% and 82.1%, respectively, of our total property/casualty gross written premiums. For the year ended December 31, 2004, 35.5% and 64.5% of our total property/casualty gross written premiums comprised property business and casualty business, respectively. Consistent with our focus on shorter tail casualty lines, we believe that the inherent short tail property business presents less rating and reserving risk to us. Our property business represents classes of business that were chronically under-priced by the standard market admitted insurers in the late 1990s and have since been pushed to the excess and surplus lines market. These classes include apartments, commercial buildings and low value dwellings
      Our commercial property lines provide coverage limits of up to $25.0 million, but the vast majority of our written premiums in 2004 were written at limits of less than $2.0 million. Through the use of reinsurance, we retain the first $500,000 of each individual loss for the current accident year.
      Package Business. We write commercial multi-peril policies that provide our insureds with commercial property and general liability coverages bundled together as a “package.” The targeted classes, limits and pricing on these policies are the same as if written separately.
      Other (Including Exited Lines) We write a limited amount of landfill and specialty surety bond business on a direct and assumed basis. As of December 31, 2004, these bonds are ceded through a 100% quota share reinsurance agreement with Evergreen. We continue to write surety business in order to maintain our U.S. Treasury Listing. We do not expect our surety segment to exceed 4% of our total gross written premium for any given year.
      In addition, in connection with our management-led buyout in October 2000, we changed our strategic direction to focus primarily on the excess and surplus lines and the exiting of certain unprofitable business. As a result, we exited the commercial automobile line in May 2000 and the workers’ compensation line effective as of January 1, 2002.

Geographic Distribution
      The following table sets forth the geographic distribution of our gross written premiums for the periods indicated:

	Years Ended December 31,

	2004		2003		2002

	(Dollars in thousands)
Midwest	$38,458	20.1%	$32,285	21.6%	$24,298	24.2%
Southeast	51,841	27.1	42,805	28.6	26,339	26.2
Southwest	34,916	18.2	30,850	20.6	20,842	20.7
West	61,062	31.9	42,458	28.4	26,475	26.3
Northeast	5,128	2.7	2,286	1.5	1,086	1.1
Assumed reinsurance	—	—	(976)	(0.7)	1,502	1.5

Total	$191,405	100.0%	$149,708	100.0%	$100,542	100.0%

      We attempt to minimize catastrophic risk by diversifying in different geographical regions. Our primary catastrophic risk is structural property exposures as a result of hurricanes, tornados, hail storms, winter storms and freezing. We maintain property catastrophe coverage by evaluating the probable maximum loss using a catastrophe exposure model developed by independent experts. We do not write wind coverage in Florida or within two counties of the Gulf of Mexico and the eastern seaboard states.
Underwriting and Pricing
      We underwrite our commercial property/casualty business on a binding authority and a brokerage basis.
      Binding Authority. Binding authority business represents risks that may be quoted and bound with a policy subsequently issued on our behalf by our general agents. This business is produced in accordance with specific and detailed rules set forth in our Electronic Underwriting Manual (“EUM”) that is provided to our general agents. There are limited classes and no premium credits available to the general agency underwriter. We monitor the classes of business subject to agents’ binding authority, considering market conditions, competition, underwriting results and other factors and we frequently change these guidelines by amending our EUM.
      Our EUM provides that some prospective insureds must be submitted to our underwriters for specific approval prior to the agent quoting or binding the risk. The most frequent reason for this specific approval requirement is the size of the risk involved. Any prospective property risk with a total insured value (“TIV”) over $1.0 million is automatically required to be submitted for prior approval. Similarly, any prospective casualty risk with a premium of $25,000 or greater is required to be submitted for prior approval.
      The economics of the binding business are generally different than those of the brokerage business due to the differing characteristics of each type of business. It is important to provide binding authority for the less difficult binding classes because the binding book has greater persistency than the brokerage business and is less likely to be “shopped” at renewal as a result of our general agent’s authority to issue the policy immediately.
      Binding authority business accounted for 56.5% of our total core property/casualty gross written premiums for the year ended December 31, 2004. Our EUM outlines our risk eligibility, pricing, underwriting guidelines and policy issuance instructions. We monitor the underwriting quality of our business by re-underwriting each piece of business produced by our general agents in accordance with their underwriting authority.
      We provide additional incentives to our general agents to produce profitable business through a contingent profit commission structure that is tied directly to underwriting profitability. This contingent profit commission applies only to business produced pursuant to our general agents’ underwriting authority (i.e., binding business) where the agent plays a role in underwriting the risk. In addition, beginning in 2005, we are providing a bonus incentive to agents based the overall growth of the book of business that the agent places with us.
      Brokerage Business. Brokerage business represents risks that exceed the limits of underwriting authority that we are willing to grant to our general agents. Many of our brokerage accounts are classes of insurance that are not permitted to be written at all by our general agents pursuant to their binding authority. However, most of our brokerage business is produced on risks that produce individual TIV or premium above levels we believe prudent to allow for agency binding and issuance authority. For property business, any risk with a TIV over $1,000,000 is automatically classified as a brokerage account. For casualty business, the threshold is $25,000 in premium. If there is a package policy where either the property or casualty portion is indicated as a brokerage account, the entire account is classified as brokerage business. Commissions on brokerage policies are 3.5% lower than on binding contracts, and there is no contingent profit commission available to our general agents on brokerage business. Brokerage business accounted for approximately 43.5% of our total core property/casualty gross written premiums for the year ended December 31, 2004.
      Pricing. In the commercial property and casualty market, the rates and terms of coverage provided by property and casualty insurance carriers are frequently based on benchmarks and forms promulgated by the Insurance Services Office, also known as ISO. ISO makes available to its members advisory rating, statistical and actuarial services, policy language and other related services. ISO currently provides these services to more than 1,500 property and casualty insurance companies in the United States. One of the services that ISO provides is an actuarial-based estimate of the expected loss cost for risks in each of approximately 1,000 risk classifications. These benchmark loss costs reflect an analysis of the loss and allocated loss adjustment expenses on claims reported to ISO. ISO statistics, however, include only claims and policy information reported to ISO, and therefore do not reflect all of the loss experience for each class.
      We primarily use ISO loss costs as the foundation for establishing our rates for all lines of business. We then develop “loss cost multipliers,” or LCMs, which are designed to support our operating expenses, acquisition expenses and targeted return on equity. On our property business, we employ a proprietary class rating matrix that employs a series of ISO commercial fire rating schedule-based charges determined by construction, occupancy, protection and geographical concerns. We multiply our LCMs by ISO loss cost to produce our final rates. We also employ minimum premiums based on the limit and coverage provided that can only increase the effective rate. Our final rates are regionalized to incorporate variables such as historic loss experience, the types and lines of business written, competition and state regulatory considerations. For business that we write on an admitted, or licensed, basis, we must obtain advance regulatory approval of rates in a number of states. We do not provide our general agents with downward pricing flexibility on a per policy basis. All agency underwritten business is re-underwritten by our binding unit to check for mistakes or other results that may be inconsistent with the rules set forth in our EUM.
Marketing and Distribution
      As of December 31, 2004, we marketed our products through 104 agents, including 84 agents with binding authority. These agents maintain 117 offices in 35 states. This wholesale general agency force makes our products available to licensed retail agencies throughout the United States. We believe that our distribution network enables us to efficiently access at a relatively low fixed cost the numerous small markets our product offerings target. These general agents and their retail insurance agents and brokers have local market knowledge and expertise that enable us to more effectively access these markets. We generally confine our general agents marketing territory to three or fewer states.
      We strive to preserve each general agent’s franchise value with us in that general agent’s marketing territory. We seek to increase our written premiums with these general agents and to develop long-term, profitable relationships by providing a high level of service and support. For example, we try to respond to our general agents’ requests for quotes on their proposals within 48 hours. We believe that the performance of the business that we ultimately write is measurably improved when produced by general agents who have increased familiarity and experience with our underwriting requirements.

Claims Management and Administration
      Our approach to claims management is to:

•	investigate reported incidents as soon as possible;

•	select, manage and supervise all legal and adjustment aspects of the claim; and

•	provide a high level of service and support to agents and insureds throughout the claims process.
Our general agents have no authority to settle claims or otherwise exercise control over the claims process. Our claims management staff supervises and processes all claims. Claims adjusters have reserving authority based upon their skill level and experience. We have a formal claims review process, and changes in loss and loss expense reserves on all claims valued greater than $25,000 are reviewed on a weekly basis by senior claims and underwriting management and the President of Century.
Loss and Loss Expense Reserves
      We are liable for loss and loss expense reserves under the terms of the insurance policies that we write. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss to us and our settlement of that loss. We reflect our liability for the ultimate payment of all incurred losses and loss expenses by establishing loss and loss expense reserves as balance sheet liabilities for both reported and unreported claims. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and loss expenses.
      When a claim is reported, our claim department establishes a “case reserve” for the estimated amount of the ultimate payment within 90 days of the receipt of the claim. The estimate of the amount of the ultimate loss is based upon various factors such as:

•	the type of loss;

•	the jurisdiction of the occurrence;

•	our knowledge of the circumstances surrounding the claim;

•	the severity of injury or damage;

•	the potential for covered loss; and

•	policy provisions relating to the claim.
      In addition to case reserves, we establish reserves on an aggregate basis to provide for losses and loss expenses that have been incurred but not reported, commonly referred to as “IBNR.” Case reserves and IBNR comprise the total loss and loss expense reserves.
      Our internal actuaries apply multiple traditional actuarial techniques to compute loss and loss expense reserve estimates for claim liabilities other than construction defect. Each individual technique produces a unique loss and loss expense reserve estimate for the line being analyzed. The set of techniques applied together produces a range of loss and loss expense reserve estimates. From these estimates, the actuaries form a best estimate which considers the assumptions and factors discussed below that influence ultimate claim costs. For construction defect claim liabilities, our internal actuaries apply one actuarial technique, under various sets of assumptions, which considers the factors that influence ultimate claim costs as discussed below. The actuarial technique for construction defect claims includes several variables relating to the number of IBNR claims and the average cost per IBNR claim. In addition to computing best estimate parameter values for the actuarial projection, the actuaries also consider the impact on resulting IBNR related to reasonably foreseeable fluctuations in these variables.

      The actuarial techniques for computing loss and loss expense reserve estimates use the following factors, among others:

•	our experience and the industry’s experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	the line of business mix; and

•	the environment in which property and casualty insurance companies operate.
      Although many factors influence the actual cost of claims and our corresponding reserve estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly, such as the impact on claim costs due to economic inflation, coverage interpretations and jury determinations. In most instances, we rely on our historical experience or industry information to estimate values for the variables that are explicitly used in our reserve analyses. We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of future effects of these factors. Where we have reason to expect a change in the effect of one of these factors, we perform analysis to quantify the necessary adjustments.
      We periodically review these estimates and, based on new developments and information, we include adjustments of the probable ultimate liability in operating results for the periods in which the adjustments are made. In general, our initial reserves are based upon the actuarial and underwriting data utilized to set pricing levels and are reviewed as additional information, including claims experience, becomes available. The establishment of loss and loss expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in our historical experience or which cannot yet be quantified. We regularly analyze our reserves and review our pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated.
      Our Actuarial Unit has three actuaries, each of whom is a Fellow of the Casualty Actuarial Society and Member of the American Academy of Actuaries. The duties of the Actuarial Unit include:

•	performing an actuarial analysis of loss and loss expense reserves on a quarterly basis;

•	assisting our Underwriting Department in evaluating pricing adequacy;

•	assisting our Loss Reserve Committee, which includes our Vice President and Chief Actuary, Senior Claims Officer, Chief Financial Officer (Chairman), Chief Operating Officer and the President of Century, in establishing management’s best estimate of loss and loss expense reserves; and

•	working with our independent external actuary in the year-end loss and loss expense reserves statement of actuarial opinion process.
Due to the inherent uncertainty in estimating reserves for losses and loss expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our results of operations and financial condition. Based on the current assumptions used in calculating reserves, management believes our overall reserve levels at December 31, 2004 make a reasonable provision for our future obligations.

      Activity in the liability for loss and loss expense reserves is summarized as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Loss and loss expense reserves at beginning of year, as reported	$129,236	$90,855	$93,998
Less reinsurance recoverables on unpaid losses at beginning of year	36,739	31,853	45,054

Net loss and loss expense reserves at beginning of year	92,497	59,002	48,944
Provision for loss and loss expense incurred for claims related to:
Current year	78,015	53,961	28,628
Prior years:
Property/casualty:
Casualty	12,842	22,190	13,516
Property	(3,244)	2,254	(22)
Other (including exited lines):
Commercial automobile	789	1,350	263
Workers compensation	664	1,249	3,017

Total prior years	11,051	27,043	16,774

Total incurred	89,066	81,004	45,402

Loss and loss expense payments for claims related to:
Current year	22,095	15,932	9,503
Prior years	35,717	31,577	25,841

Total paid	57,812	47,509	35,344

Net loss and loss expense reserves at end of year	123,751	92,497	59,002
Plus reinsurance recoverables on unpaid losses at end of year	29,485	36,739	31,853

Loss and loss expense reserves at end of year, as reported	$153,236	$129,236	$90,855

An explanation of significant components of loss and loss expense reserve development by segment (net of reinsurance, unless otherwise indicated) follows.

Property/ Casualty
      Casualty. Our changes in the reserve estimates related to prior accident years for the years ended December 31, 2004, 2003 and 2002 for the casualty lines resulted in increases in incurred losses and loss expenses of $12.8 million, $22.2 million, and $13.5 million respectively. A significant portion of our casualty reserves relate to construction defect claims in certain states. See “Business — General.” Starting with California in December 2000, we began to exit contractors’ liability business. By the end of the first quarter of 2001, we had significantly reduced our contractors’ liability underwriting in all states, and completely eliminated contractors’ liability underwriting in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, New Jersey, North Carolina, Oregon, South Carolina and Washington. Reserves and claim frequency on this business may also be impacted by legislation recently enacted in California, which generally provides consumers who experience construction defects a method other than litigation to obtain reimbursement for construction defect repairs. This legislation may impact claim severity, frequency and length to settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.

      Of our construction defect net loss and loss expense reserves at December 31, 2004, 61.0% was for incurred but not reported losses (which are referred to as IBNR) and 52.5% of our construction defect net loss and loss expense reserves at December 31, 2003 was for IBNR. As of December 31, 2004, we had 566 open claims relating to construction defects, compared to 597 open claims as of December 31, 2003. During 2004, 986 new claims were reported and 1,017 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defects as of December 31, 2004 were $19.0 million. The adverse development recognized in 2004 and 2003, related to construction defect was $8.3 million and $13.4 million, respectively. The re-estimation of construction defect reserves primarily affected the 1996 and 1997 accident years and the 1999 to 2001 accident years.
      In addition, during 2004 and 2003, we also experienced development above expectations on our non-construction defect casualty reserves for the 2000 to 2002 years that led to reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns. The adverse development recognized in 2004 and 2003, related to our non-construction defect casualty reserves was $4.6 million and $8.8 million, respectively.
      As of December 31, 2004, the projected loss and loss expense ratios, after the effects of reinsurance, for the casualty lines were 48.9%, 44.0% and 57.8% for accident periods 2004, 2003, and 2002, respectively.
      Property. Our changes in estimate for the years ended December 31, 2004, 2003 and 2002 for the property lines resulted in increases (decreases) of ($3.2) million, $2.3 million and ($22,000), respectively. These amounts primarily relate to changes in the selected development patterns on all accident years, as the number of claims and claim severity exceeded expectations at December 31, 2002, and were below expectations at December 31, 2003 and 2001.
      As of December 31, 2004, the projected loss and loss expense ratios, after the effects of reinsurance, for the property lines were 58.8%, 50.3% and 57.2% for accident periods 2004, 2003 and 2002, respectively.

Other (Including Exited Lines)
      We began writing commercial automobile coverage for commercial vehicles and trucks in 1997. In 2000, we exited the commercial automobile line of business due to unsatisfactory underwriting results. At December 31, 2004, all of our net loss and loss expense reserves related to commercial automobile was for case reserves. At December 31, 2003, 0.6% of our commercial automobile net loss and loss expense reserves was for IBNR and 99.4% was for case reserves. As of December 31, 2004, we had 38 open claims relating to commercial automobile, compared to 63 open claims as of December 31, 2003. During 2004, eight new claims were reported and 33 existing claims were settled or dismissed. Our net loss and loss expense reserves for commercial automobile as of December 31, 2004 were $1.8 million.
      We offered workers’ compensation coverage from 1997 through January 2002. We exited this line of business beginning January 1, 2002 due to unsatisfactory underwriting results and the lack of availability of acceptable reinsurance. Until July 2000, we purchased 100% quota share reinsurance on this book of business. Beginning in 2000, we started to retain some risk. No new policies have been written since the first quarter of 2002. Of our net loss and loss expense reserves at December 31, 2004, 49.8% related to workers’ compensation claims IBNR, and 2.3% of our net loss and loss expense reserves at December 31, 2003 was for workers’ compensation IBNR. As of December 31, 2004, we had 257 open claims relating to workers’ compensation compared to 414 open claims as of December 31, 2003. During 2004, 13 new claims were reported, and 170 existing claims were settled or dismissed. Our net loss and loss expense reserves for workers’ compensation as of December 31, 2004 were $3.4 million.
      The table provided below presents the development of reserves, net of reinsurance, from 1995 through 2004. The top line of the table presents the reserves at the balance sheet date for each of the periods indicated. This represents the estimated amounts of loss and loss expenses for claims arising in the period that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding period, including cumulative payments made since the end of the respective period. The estimate changes as more information becomes known about the payments, as well as the frequency and severity of claims for individual periods. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. The lower portion of the table presents the cumulative amounts paid as of the end of each successive period with respect to those claims. Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.
      In evaluating the information in the table provided below, note that each amount entered incorporates the cumulative effects of all changes in amounts entered for prior periods. The table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.
Analysis of Loss and Loss Adjustment Expense Development

	1995(1)	1996(1)	1997(1)	1998(1)	1999(1)

	(In thousands)
Net liability for losses and loss expenses	$25,517	$30,321	$39,644	$42,262	$46,649
Liability re-estimated as of:
One year later	26,303	29,871	36,789	44,269	49,382
Two years later	24,291	27,206	38,022	45,006	52,390
Three years later	21,918	27,761	38,869	47,237	66,299
Four years later	21,817	28,380	40,234	58,059	77,477
Five years later	22,472	29,407	52,448	65,977	84,861
Six years later	23,065	34,926	59,130	72,691
Seven years later	26,114	37,827	63,389
Eight years later	26,664	39,706
Nine years later	27,244
Net cumulative redundancy (deficiency)	(1,727)	(9,385)	(23,745)	(30,429)	(38,212)
Cumulative amount of net liability paid as of:
One year later	8,693	8,623	12,042	14,221	18,741
Two years later	13,398	15,562	21,304	25,237	31,444
Three years later	16,484	19,842	28,707	33,559	45,199
Four years later	18,601	23,211	33,508	42,754	55,536
Five years later	20,089	25,824	40,788	49,406	65,559
Six years later	21,528	29,778	45,935	57,133
Seven years later	23,955	31,113	51,349
Eight years later	24,358	34,693
Nine years later	25,558
Gross liability — end of year	32,565	36,694	45,608	55,844	76,357
Reinsurance recoverable on unpaid losses	7,048	6,373	5,964	13,582	29,708

Net liability — end of year	25,517	30,321	39,644	42,262	46,649
Gross liability re-estimated — latest	33,326	44,055	74,779	81,896	120,946
Reinsurance recoverable on unpaid losses re-estimated — latest	6,082	4,349	11,390	9,205	36,085

Net liability re-estimated — latest	27,244	39,709	63,389	72,691	84,861
Gross cumulative redundancy (deficiency)	(761)	(7,361)	(29,171)	(26,052)	(44,589)

	2000(1)	2001(1)	2002(1)	2003(1)	2004

Net liability for losses and loss expenses	$44,519	$48,944	$59,002	$92,497	$123,763
Liability re-estimated as of:
One year later	50,265	64,818	86,045	103,548
Two years later	66,745	86,480	101,553
Three years later	84,178	98,983
Four years later	94,930
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Net cumulative redundancy (deficiency)	(50,015)	(50,039)	(42,551)	(11,051)
Cumulative amount of net liability paid as of:
One year later	19,047	24,805	30,585	35,717
Two years later	37,562	46,413	56,457
Three years later	54,598	65,472
Four years later	68,806
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Gross liability — end of year	84,974	94,146	91,011	129,558	153,236
Reinsurance recoverable on unpaid losses	40,059	45,202	32,009	37,061	29,485

Net liability — end of year	44,915	48,944	59,002	92,497	123,751
Gross liability re-estimated — latest(2)	135,819	133,026	130,699	124,292
Reinsurance recoverable on unpaid losses re-estimated — latest	40,889	34,043	29,146	20,744

Net liability re-estimated — latest	94,930	98,983	101,553	103,548
Gross cumulative redundancy (deficiency)(2)	(50,845)	(38,880)	(39,688)	5,266

(1)	For calendar years and diagonals between 1995 and 2003, the amounts have been restated to remove the net effects of the discontinued operations (i.e. the net surety business).

(2)	In 2004, we entered in a loss portfolio transfer agreement with Evergreen and Continental whereby we assume all of Evergreen and Continental’s business excluding surety and assumed workers’ compensation. In addition, immediately prior to the IPO, the common shares of Evergreen were distributed as dividends to ProCentury’s existing Class A shareholders. Therefore, for years prior to 2004, gross reserves include gross reserves on all business written by Century, Evergreen and Continental except for the surety business. In addition, due to the above transactions in 2004, the gross liability re-estimated latest and the gross cumulative redundancy (deficiency) includes the effects of eliminating Evergreen and Continental’s gross reserves and the assumption of Evergreen and Continental’s non-surety net reserves. Therefore, while the trend of the gross cumulative redundancy (deficiency) remains, the results may not represent the actual redundancy or deficiency of our gross reserves.

Reinsurance
      We purchase reinsurance to reduce our exposure to liability on individual risks and claims and to protect against catastrophic losses. Reinsurance involves an insurance company transferring, or “ceding,” a portion of its exposure on a risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. The ceding of liability to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under th reinsurance agreement.
      In formulating our reinsurance programs, we are selective in our choice of reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we evaluate the acceptability and review the financial condition of each reinsurer annually. Our policy is to use only those reinsurers that have an A.M. Best rating of “A-” (excellent) or better and that have at least $500 million in policyholders’ surplus, or Lloyds of London syndicates that have an A.M. Best rating of “A-” (excellent) or better. In the event that a reinsurer’s policyholders’ surplus falls below $500 million or the A.M. Best rating falls below an “A-,” we will attempt to replace the reinsurer with a reinsurer that fits our criteria, or we will try to commute the contract. Retention levels are reviewed each year to maintain a balance between the growth in surplus and the cost of reinsurance.
      The following is a summary of our 2004 and 2005 multiple-line excess of loss reinsurance treaty:

Line of Business	Company Policy Limit	Reinsurance Coverage/Company Retention

Property	Up to $12.5 million per risk	Up to $12.5 million per risk in excess of $500,000 per risk
Casualty — primary	$1.0 million per occurrence	$500,000 per occurrence in excess of $500,000 per occurrence
Casualty — excess and umbrella	Up to $5.0 million per occurrence in excess of the $1.0 million primary policy	90% of first $1.0 million per occurrence and 100% of up to $4.0 million per occurrence
      Since 2004, we have maintained “casualty clash” coverage of $19.0 million in excess of $1.0 million to cover exposures such as punitive damages and other extra-contractual obligations, losses in excess of policy limits (such as bad faith and errors and omissions) and exposure to a larger single loss than intended due to losses incurred under two or more coverages or policies for the same event.
      In 2004, we maintained property catastrophe coverage of $17.0 million above $3.0 million of cumulative net property retentions. In 2005, we maintain property catastrophe coverage of 95.0% of the $16.0 million layer above $4.0 million of cumulative net property retentions. We annually evaluate the probable maximum loss using a catastrophe exposure model developed by independent experts. The most recent model suggests we are insured for a 250 year catastrophic event. Our primary catastrophic risk is structural property exposures as a result of hurricane, tornados, hail storms, winter storms and freezing. We do not write wind coverage in Florida or within two counties of the Gulf of Mexico and the eastern seaboard states.
      In 2004, we participated in a reinsurance program which reduced our net retention under the Terrorism Risk Insurance Act of 2002. For 2005, we analyzed our terrorism exposure using terrorism catastrophe modeling software. After comparing the results of this analysis to the proposed costs of continuing in this program, we decided not to renew our participation in the program in 2005.

      The following is a summary of our top ten reinsurers, based on net amount recoverable, as of December 31, 2004:

		Net Amount
	A.M. Best Rating	Recoverable
	as of December 31,	as of December 31,
Reinsurer	2004	2004

		(In thousands)
Hannover Rückversicherungs-Aktiengesellschaft	A	$7,864
GE Reinsurance Corporation	A	5,638
General Reinsurance Corporation	A ++	4,922
Ace Property and Casualty Company	A	2,941
Folksamerica Reinsurance Company	A	2,349
PMA Capital Insurance Company(1)	B ++	2,055
SCOR Reinsurance Company(1)	B ++	2,046
Berkley Insurance Company	A	1,586
Republic Western Insurance Company(1)	C	1,393
Swiss Reinsurance America Corporation	A +	1,122

(1)	We are closely monitoring the financial status of PMA Capital Insurance Company, Republic Western Insurance Company and SCOR Reinsurance Company, each of which is continuing to pay claims.
      The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred in conjunction with the terrorist attacks on September 11, 2001. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss.
Investment Portfolio
      Our investment strategy is designed to capitalize on our ability to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted return. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The majority of our fixed-maturity portfolio is rated investment grade to mitigate our exposure to credit risk. Our investment portfolio is managed by two outside independent investment managers that operate under investment guidelines approved by Century’s investment committee. Century’s investment committee meets at least quarterly and reports to the board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. In limited circumstances, we will invest in non-investment grade fixed maturity securities that have an appropriate risk adjusted return, subject to satisfactory credit analysis performed by us and our investment managers.

      Our cash and investment portfolio totaled $312.4 million as of December 31, 2004 and is summarized by type of investment as follows:

		Percent of
	Amount	Portfolio

	(Dollars in thousands)
Fixed-maturity:
U.S. Treasury securities	$4,261	1.4%
Agencies not backed by the full faith and credit of the U.S. Government	17,872	5.7
Corporate securities	46,149	14.8
Mortgage-backed securities	33,376	10.7
Asset-backed securities	18,391	5.9
Collateralized mortgage obligations	23,777	7.6
Obligations of states and political subdivisions	120,717	38.6

Total fixed-maturity	264,543	84.7

Cash and short-term investments	10,707	3.4
Equity securities:
Bond mutual funds	18,921	6.0
Preferred shares	15,214	4.9
Common shares	3,014	1.0

Total equity securities	37,149	11.9

Total	$312,399	100.0%

Competition
      The property and casualty insurance industry is highly competitive. We compete with domestic and international insurers, many of which have greater financial, marketing and management resources and experience than we do. We also may compete with new market entrants in the future. Competition is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the reputation and experience of the insurer and ratings assigned by independent rating organizations such as A.M. Best. Century has a rating from A.M. Best of “A-” (excellent). Ratings for an insurance company are based on its ability to pay policyholder obligations and are not directed toward the protection of investors.
      Today our primary competitors are Nationwide Mutual Insurance Company (Scottsdale Insurance), Markel Corporation (Essex Insurance Company), Burlington Insurance Group, W.R. Berkley Corporation (Nautilus Insurance Company), The Argonaut Group (Colony Insurance Company), Penn-America Insurance Company and RLI Corp. We generally compete on the basis of service, as most market competitors have maintained both pricing and underwriting discipline. Moreover, the market we serve has increased as standard carriers have exited many lines and classes of business served by the excess and surplus lines market.
Ratings
      A.M. Best, which rates insurance companies based on factors of concern to policyholders, issued a rating of “A-” (excellent) as its 2004 annual rating of our property and casualty insurance subsidiary. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (superior) to “F” (in liquidation). In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company’s securities.
Regulatory Environment
      Insurance Regulation. We are regulated by insurance regulatory agencies in the states in which we conduct business. State insurance regulations generally are designed to protect the interests of policyholders, state insurance consumers or claimants rather than shareholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates, and prescribing the types and amounts of investments.
      Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners (“NAIC”) and some state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways.
      Required Licensing. In its home state of Ohio and the states of Arizona, Indiana, Maine, West Virginia and Wisconsin, Century operates on an admitted, or licensed, basis. Each of Century’s licenses in these states are in good standing as of December 31, 2004. Insurance licenses are issued by state insurance regulators upon application and may be of perpetual duration or may require periodic renewal. We must apply for and obtain appropriate new licenses before we can expand into a new state on an admitted basis or offer new lines of insurance that require separate or additional licensing.
      In most states, Century operates on a surplus lines basis. While Century does not have to apply for and maintain a license in those states, it is subject to maintaining suitability standards or approval under each particular state’s surplus lines laws to be included as an approved carrier. Century maintains surplus lines approvals in all states except where it is admitted, as identified above, and Massachusetts and Rhode Island. In states in which it operates on a surplus lines basis, Century has freedom of rate and form limitations on the majority of its business. This means that Century can implement a change in policy form, underwriting guidelines, or rates for a product on an immediate basis.
      Insurers operating on an admitted basis must file premium rate schedules and policy or coverage forms for review and approval by the insurance regulators. In many states, rates and policy forms must be approved prior to use, and insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory. Property and casualty insurers generally are unable to implement rate increases until they show that costs associated with providing such coverage have exceeded premiums.
      Insurance Holding Company Regulation. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which Century conducts business. These regulations require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system domiciled in that state. The insurance laws similarly provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. Generally, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer.
      Restrictions on Paying Dividends. ProCentury is a holding company with no business operations of its own. Consequently, our ability to pay dividends to shareholders and meet debt payment obligations will be largely dependent on dividends and other distributions from Century. State insurance law restricts the ability of Century to declare shareholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval from the Ohio Department of Insurance generally is required in order for Century to declare and pay “extraordinary dividends”. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31st, or the insurer’s net income for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. The maximum amount of dividends our insurance subsidiary can pay us during 2005 without regulatory approval is $13.8 million. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
      Guaranty Funds. Under state insurance guaranty fund laws, insurers doing business on an admitted basis in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written in that state. In most states, guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liability. Except for New Jersey, the business that is written on a surplus line basis is not subject to state guaranty fund assessments.
      Investment Regulation. Century is subject to state law which requires diversification of its investment portfolios and limits the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which we are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require us to sell those investments.
      Restrictions on Cancellation, Non-Renewal or Withdrawal. Many states have laws and regulations that limit the ability of an insurance company licensed by that state to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan approved by the state insurance regulator, which may disapprove a plan that may lead to market disruption. Increasingly, state statutes, explicitly or by interpretation, apply these restrictions to insurers operating on a surplus line basis.
      Licensing of Our Employees and Adjustors. In certain states in which we operate, insurance claims adjusters are also required to be licensed and some must fulfill annual continuing education requirements. In most instances, our employees who are negotiating coverage terms are underwriters and employees of the company and are not required to be licensed agents. Approximately thirty of our employees currently maintain requisite licenses for these activities in most states in which we conduct business.
      Privacy Regulations. In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. A recent NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. We have adopted a privacy policy for safeguarding customer information and our insurance subsidiaries follow procedures pertaining to applicable customers to comply with the Gramm-Leach-Bliley related privacy requirements.
      Trade Practices. The manner in which insurance companies and insurance agents conduct the business of insurance is regulated by state statutes in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include, but are not limited to, disseminating false information or advertising; unfair discrimination, rebating, and false statements. We set business conduct policies and provide regular training to make our employee-agents and other sales personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.
      Unfair Claims Practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions; failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies; and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled. We set business conduct policies and conduct regular training to make our employee-adjusters and other claims personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.
      Quarterly and Annual Financial Reporting. We are required to file quarterly and annual financial reports with state insurance regulators utilizing statutory accounting practices (“SAP”) rather than generally accepted accounting principles (“GAAP”). In keeping with the intent to assure policyholder protection, SAP financial reports generally are based on a liquidation concept. For a summary of the significant differences for our insurance subsidiaries between statutory accounting practices and GAAP, see Note 13 to our audited consolidated financial statements included in this report.
      Periodic Financial and Market Conduct Examinations. The Ohio Department of Insurance conducts on-site visits and examinations of Century’s affairs, including its financial condition and its relationships and transactions with affiliates, every three to five years, and may conduct special or target examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business also may also conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action.
      Risk-Based Capital. Risk-Based Capital (“RBC”) requirements laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. Regulators use RBC to set capital requirements considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2004, Century maintained an RBC level in excess of an amount that would require any corrective actions on our part.
      IRIS Ratios. The NAIC Insurance Regulatory Information System or IRIS is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial.
      As of December 31, 2004, Century had four IRIS ratios outside the usual range, as set forth in the following table:

		Our
Ratio	Usual Range	Ratio

Change in net writings	33.0% – (33.0)%	36.0%
Investment yield	10.0 – 4.5	4.1
Change in policyholders’ surplus	50.0 – (10.0)	76.0
Two-year reserve development to surplus	20.0 – 0.0	67.0
Our results for these ratios are attributable to the significant growth in premiums and surplus, low investment yields due to the current interest rate environment and adverse development of prior years’ loss and loss expense reserves. We have provided our regulators with an explanation of these unusual results and do not expect any material regulatory action.
      We are monitoring the following:
      Broker Contingent Commission. In 2004, the New York attorney general began an investigation into insurance broker activities connected with contingent commission agreements. The investigation led to lawsuits and prompted other attorneys general and state insurance departments to conduct further investigations. We have not received any formal inquiries from state attorneys general and insurance departments. However, we did conduct an internal investigation of our contingent commission arrangements and related underwriting practices and found no improper actions. The NAIC has proposed a model act on these agreements for agents and brokers, and several states have indicated they will adopt the model act or some variation of the proposed act. We continue to closely monitor all proposals.
      Federal Insurance Charter. The Senate Commerce Committee recently has held hearings on federal involvement in the regulation of the insurance industry. The hearings included a discussion of a proposed federal charter that would allow companies to operate under federal, rather than state, regulation. Any proposed legislation would have a significant impact on the insurance industry, and we continue to monitor all proposals. We anticipate there will be further legislative activity during 2005.
      Terrorism Exclusion Regulatory Activity. After the events of September 11, 2001, the NAIC urged states to grant conditional approval to commercial lines endorsements that excluded coverage for acts of terrorism consistent with language developed by the Insurance Services Office, Inc (ISO). The ISO endorsement included certain coverage limitations. Many states allowed the endorsements for commercial lines, but rejected such exclusions for personal exposures.
      On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (TRIA) became law. The act provides for a federal backstop for terrorism losses as defined by the act and certified by the Secretary of the Treasury in concurrence with the Secretary of State and the U.S. Attorney General. Under TRIA, coverage provided for losses caused by acts of terrorism is partially reimbursed by the United States under a formula whereby the government pays 90% of covered terrorism losses exceeding a prescribed deductible to the insurance company providing the coverage. The deductible is calculated as 15% of gross earned premium net of a few excludable lines. Coverage under the act must be made available, with certain limited exceptions, in all commercial property and casualty policies. The immediate effect on state regulation was to nullify terrorism exclusions to the extent they exclude losses that would otherwise be covered under the act. We are in compliance with the requirements of TRIA and have made terrorism coverage available to policyholders. Given the challenges associated with attempting to assess the potentiality of future acts of terror exposures and assign an appropriate price to the risk, we have taken a conservative underwriting position on most of our products. In 2004, the House Financial Services Committee approved an extension of TRIA to December 31, 2007. It is expected that Congress will vote on the extension in mid-2005, or the act will expire on December 31, 2005.
      Mold Contamination. The property/casualty insurance industry experienced an increase in claim activity beginning in 2001 pertaining to mold contamination. Significant plaintiffs’ verdicts and increased media attention to the subject have caused insurers to develop and/or refine relevant insurance policy language that excludes mold coverage. The insurance industry foresees increased state legislative activity pertaining to mold contamination. We will closely monitor regulatory and litigation trends and continue to review relevant insurance policy exclusion language.
      OFAC. The Treasury Department’s Office of Foreign Asset Control (“OFAC”) maintains a list of “Specifically Designated Nationals and Blocked Persons” (the “SDN List”). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations and/or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person and file a report with OFAC. The focus on insurers’ responsibilities with respect to the SDN List has increased significantly since September 11. Century has implemented procedures to comply with OFAC’s SDN List regulations.
Employees
      We employ approximately 269 people. Our employees are not covered by any collective bargaining agreements.
Forward Looking Statements
      Forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 appear throughout this report. Forward looking statements, which generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates” and similar expressions and include those statements regarding our expectations, hopes, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by us. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance industry, claims development and the impact thereof on our loss reserves, the adequacy of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions, and other factors. Actual results could differ materially from those in forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.
Risks Related To Our Business and Industry

Our actual incurred losses may be greater than our loss and loss expense reserves, which could cause our future earnings, liquidity and financial rating to decline.
      We are liable for loss and loss expenses under the terms of the insurance policies we underwrite. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. We establish loss and loss expense reserves for the ultimate payment of all loss and loss expenses incurred. If any of our reserves should prove to be inadequate, we will be required to increase reserves resulting in a reduction in our net income in the period in which the inadequacy is identified. Future loss experience substantially in excess of established reserves could also cause our future earnings, liquidity and financial rating to decline. These reserves are based on historical data and estimates of future events and by their nature are imprecise. Our ultimate loss and loss expenses may vary from established reserves.

      Furthermore, factors that are subject to change, such as:

•	claims inflation;

•	claims development patterns;

•	legislative activity;

•	social and economic patterns; and

•	litigation and regulatory trends
may have a substantial impact on our future loss experience. Additionally, we have established loss and loss expense reserves for certain lines of business we have exited, but circumstances could develop that would make these reserves insufficient. As of December 31, 2004, unpaid loss and loss expense reserves (net of reserves ceded to our reinsurers) were $123.8 million, consisting of case loss and loss expense reserves of $45.3 million and incurred but not reported loss and loss expense reserves of $78.5 million.
      We have re-estimated our loss and loss expense reserves attributable to insured events in prior years, which includes re-estimations with respect to excess and surplus lines and products we no longer write. These re-estimations resulted in an increase in reserves of $11.1 million, $27.0 million and $16.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

A decline in our financial rating assigned by A.M. Best may result in a reduction of new or renewal business.
      Our insurance subsidiary received an “A-” (excellent) annual rating for 2004 from A.M. Best, the fourth highest of 16 A.M. Best ratings. A.M. Best assigns ratings that generally are based on an insurance company’s ability to pay policyholder obligations (not towards protection of investors) and focus on capital adequacy, loss and loss expense reserve adequacy and operating performance. A reduction in our performance in these criteria could result in a downgrade of our rating. A downgrade of our rating could cause our current and future general agents, retail brokers and insureds to choose other, more highly rated competitors.

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.
      General. Century is subject to regulations, administered primarily by Ohio, our domiciliary state, and to a lesser degree, the five other states in which Century is licensed or admitted to sell insurance. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations, generally are administered by a department of insurance in each state and relate to, among other things, excess and surplus lines of business authorizations, capital and surplus requirements, rate and form approvals, investment parameter restrictions, underwriting limitations, affiliate transactions, dividend limitations, changes in control and a variety of other financial and non-financial components of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.
      Required Licensing. Regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.
      Risk-Based Capital. The NAIC has adopted a system to test the adequacy of statutory capital, known as “risk-based capital.” This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could cause our insurance subsidiary to lose its regulatory authority to conduct its business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our risk-based capital as of December 31, 2004.
      IRIS Ratios. The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies. IRIS has two phases of screening: statistical and analytical. In the statistical phase, the NAIC database generates financial ratios based on financial information obtained from insurance companies’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. A ratio result falling outside the usual range of IRIS ratios is viewed as part of the regulatory early monitoring system. As of December 31, 2004, Century had four IRIS ratios outside the usual range, as described in “Business — Regulatory Environment — IRIS Ratios,” which could result in regulatory action.

Our general agents may exceed their authority and bind us to policies outside our underwriting guidelines, and until we effect a cancellation, we may incur loss and loss expenses related to that policy.
      As of December 31, 2004, we underwrote 56.5% of our property and casualty premiums on a binding authority basis. Binding authority business represents risks that may be quoted and bound by our general agents prior to our underwriting review. If a general agent exceeds this authority by binding us on a risk that does not comply with our underwriting guidelines, we are at risk for claims under that policy that occur during the period from its issue date until we receive the policy and cancel it. Since current management assumed control in 2000, there have been two instances in which we have recovered paid loss amounts from a general agent due to a violation of underwriting authority. Such funds were covered by the required errors and omissions insurance carried by each of our agents.
      To cancel a policy for exceeding underwriting authority, we must receive and cancel the policy within statutorily prescribed time limits, typically 60 days. Our general agents are required by contract to have bound policies issued and a copy sent to our office within 30 days of the effective date of coverage. Our policy review generally takes two to four weeks, depending on the time of year. Upon review of a policy, we issue instructions to cure any material errors discovered. If cancellation of the policy is the only cure, we order the cancellation of the policy at that time pursuant to state law. As a result, we may be bound by a policy that does not comply with our underwriting guidelines, and until we can effect a cancellation, we may incur loss and loss expenses related to that policy.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.
      Our future success will depend, in large part, upon the efforts of our executive officers and other key personnel. We rely substantially upon the services of Edward F. Feighan, our Chairman of the Board, President and Chief Executive Officer, Charles D. Hamm, our Executive Vice President, Chief Financial Officer and Treasurer and Christopher J. Timm, our Executive Vice President and Director. Each of Messrs. Feighan, Hamm and Timm has an employment agreement with us. The loss of any of these officers or other key personnel could cause our ability to implement our business strategies to be delayed or hindered. We do not have key person insurance on the lives of any of our key management personnel, except one officer. As we continue to grow, we will need to recruit and retain additional qualified personnel, but we may not be able to do so. As we have grown, we have generally been successful in filling key positions, but our ability to continue to recruit and retain such personnel will depend upon a number of factors, such as our results of operations, prospects and the level of competition then prevailing in the market for qualified personnel.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in government monetary policies, general economic conditions and overall capital market conditions, all of which impact interest rates.
      Our results of operations depend, in part, on the performance of our investments. Fluctuations in interest rates affect our returns on and the fair value of fixed-maturity securities. Unrealized gains and losses on fixed-maturity securities are recognized in accumulated other comprehensive income, net of taxes and minority interest, and increase or decrease our shareholders’ equity. Interest rates in the United States are currently low relative to historical levels. An increase in interest rates could reduce the fair value of our investments in fixed-maturity securities. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and realized investment gains and could result in investment losses in our portfolio.
      We had fixed-maturity and equity investments with a fair value of $301.7 million as of December 31, 2004 that are subject to:

•	credit risk, which is the risk that our investments will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	equity price risk, which is the risk that we will incur economic loss due to a decline in common or preferred stock or bond mutual fund share prices; and

•	interest rate risk, which is the risk that our investments may decrease in value due to changes in interest rates.
      Our fixed-maturity investment portfolio includes mortgage-backed and other asset-backed securities. As of December 31, 2004, mortgage-backed securities, asset-backed securities and collateralized mortgage obligations constituted 24.2% of our cash and investments. As with other fixed-maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring us to reinvest the proceeds at the then current market rates.
      Our equity portfolio totaled $37.1 million as of December 31, 2004. This total includes $18.2 million of investments in preferred and common securities of individual companies, which are subject to economic loss from the decline in preferred and common share prices. As a result, the value of these investments will be determined by the specific financial prospects of these individual companies, as well as the equity markets in general. In addition, we have $18.9 million invested in bond mutual funds. Each of the bond mutual funds in which we invest is highly diversified, rated AAA by Standard & Poor’s and has a duration of less than one year.
      Since the end of 2002, the U.S. financial markets have experienced a moderate rise in the value of the broader equity markets and a high degree of volatility in interest rates, which affect the value of our fixed-maturity securities. Our fixed-maturity securities, preferred shares and bond mutual funds, which represent $298.7 million, or 95.6% of our total cash and investments, are subject to changes in fair value based on fluctuations in interest rates. As of December 31, 2004, a 200 basis point decline in interest rates would result in a $26.3 million, or 8.8%, increase in fair value of our portfolio and a 200 basis point increase would result in a $27.5 million, or 9.2%, decrease in fair value of our portfolio. As of December 31, 2004, our investment portfolio had a net unrealized investment gain, before the effect of income taxes and minority interest of $1.2 million. However, these unrealized gains may not persist in the current economic environment or may not be realized.

We distribute our products through a select group of general agents, five of which account for a significant part of our business, and such relationships could be discontinued or cease to be profitable.
      We distribute our products through a select group of general agents. Approximately 44.3% of our gross written premiums for the year ended December 31, 2004 were distributed through five general agents. Those relationships may be discontinued, or if they do continue, they may not remain profitable for us. In 2004, Bass Underwriters, Inc. accounted for $38.6 million (20.2%) of our total gross written premiums. A loss of all or substantially all the business produced by one or more of these general agents could have a negative impact on our revenues.

Our reinsurers may not pay claims made by us on losses in a timely fashion or may not pay some or all of these claims, in each case causing our costs to increase and our revenues to decline.
      We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. That is, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and reduce our revenues. As of December 31, 2004, we had $33.4 million of amounts recoverable from our reinsurers that we would be obligated to pay if our reinsurers failed to pay. We have recorded a provision for uncollectible amounts of $1.3 million at December 31, 2004, which relates to balances due from a reinsurer that are in dispute.

If we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment.
      We currently purchase excess of loss reinsurance to stop our loss from a single occurrence on any one coverage part from any one policy at $500,000. For example, if we issue a policy that provides $600,000 of coverage for a risk, we purchase excess of loss reinsurance from a reinsurer for $100,000 to provide coverage for any claim under the policy that is greater than $500,000. Further, we purchase catastrophe reinsurance to stop losses arising from any single occurrence, regardless of how many policyholders are involved or the extent of their loss, at $1.5 million. However, we may choose in the future to re-evaluate the use of reinsurance to increase, decrease or eliminate the amount of liability we cede to reinsurers, depending upon the cost and availability of reinsurance.
      Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred in conjunction with the terrorist attacks on September 11, 2001. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities generally are subject to annual renewal. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase, which could increase our costs, or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks, which would reduce our revenues. To the extent that we are forced to pay more for reinsurance or retain more liability than we do currently, we may need to reduce the volume of insurance we write. Due to the underwriting profile of our business, we have not been impacted significantly by the changes in the reinsurance market described above, including the events of September 11, 2001, either in claims or reinsurance terms and pricing.

Our business is cyclical in nature, which will affect our financial performance and may affect the price of our common shares.
      Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. This cyclicality is due in large part to the actions of industry participants, such as inadequate pricing and increasingly broad policy terms, and general economic factors, such as low interest rates and the impact of terrorist attacks, that are not within our control. These cyclical patterns cause our revenues and net income to fluctuate, which may cause the price of our common shares to be volatile.

If we are unable to compete effectively with the large number of companies in the insurance industry for underwriting revenues, we may incur increased costs and our underwriting revenues and net income may decline.
      We compete with a large number of other companies in our selected lines of business. We face competition from specialty insurance companies, underwriting agencies and intermediaries, as well as from diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources than we do. Some of these competitors also have significantly greater experience and market recognition than we do.
      In its Annual Review of the Excess & Surplus Lines Industry, published in September 2004, A.M. Best stated that large insurance carriers continue to dominate the excess and surplus lines market, with the top 25 insurance groups commanding an 85.3% share of the market, and while opportunities are available in this market, the leading insurance carriers have a firm stronghold. Based on the A.M. Best report, we would not be one of the 25 largest insurance carriers in the excess and surplus lines market. Competition in this market is generally based on many factors, including the perceived market strength of the insurer, pricing, service, speed of claims payment and the reputation and experience of the insurer. We compete primarily on the basis of service.
      We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or to expand our operations into new markets, our underwriting revenues and net income may decline.
      A number of new, proposed or potential legislative and industry developments could further increase competition in our industry. These developments include:

•	an increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•	the enactment of the Gramm-Leach-Bliley Act of 1999, which could result in increased competition from new entrants to our markets;

•	the implementation of commercial lines deregulation in several states, which could increase competition from standard carriers for our excess and surplus lines of insurance business;

•	programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other “alternative markets” types of coverage;

•	changing practices caused by the Internet, which may lead to greater competition in the insurance business; and

•	consolidation in the insurance industry, which could lead to lower margins for us.
      New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and thereby affect our underwriting results.
      We also may compete with new entrants in the future. Competition is based on many factors, including:

•	the perceived market strength of the insurer;

•	pricing and other terms and conditions;

•	services provided;

•	the speed of claims payment;

•	the reputation and experience of the insurer; and

•	ratings assigned by independent rating organizations such as A.M. Best.
      Ultimately, this competition could affect our ability to attract business at premium rates that are likely to generate underwriting profits.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims experienced by our insureds.
      All of our property business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in all of our property lines and generally result in an increase in the number of claims incurred as well as the amount of compensation sought by claimants because every geographic location in which we provide insurance policies is subject to the risk of severe weather conditions. As of December 31, 2004, we have not been materially impacted by severe weather. It is possible that a catastrophic event or multiple catastrophic events could cause our loss and loss expense reserves to increase and our liquidity and financial condition to decline.

As a holding company, we are dependent on the results of operations of our insurance subsidiary and the regulatory and contractual capacity of our subsidiary to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiary may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends.
      We are an insurance holding company and our principal asset is the shares we hold in Century. Dividends and other payments from this company are our primary source of funds to pay expenses and dividends. The payment of dividends by Century to us is limited by statute. In general, these restrictions limit the aggregate amount of dividends or other distributions that Century may declare or pay within any twelve-month period without advance regulatory approval. Generally, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula. As a result, we may not be able to receive dividends from our subsidiary at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses. The amount of dividends that could have been paid to us from our subsidiary in 2004 and 2003 without regulatory approval was $5.9 million and $5.7 million, respectively.

Item 2.	Properties
      In November 2003, we moved our corporate headquarters to a newly-constructed approximately 44,000 square foot office building located in Westerville, Ohio. We lease this building pursuant to a lease agreement with an initial term of ten years and have an option to renew the lease agreement for two five-year terms.
      We also lease an aggregate of approximately 20,000 square feet of office space in Phoenix, Arizona, which we first occupied in September 2003. Our lease of this space has an initial term that expires in 2009.

Item 3.	Legal Proceedings
      We are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our insurance policies, claims handling, premium finance agreements and other contracts and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extracontractual damages and some have claimed punitive damages. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.
      In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales by producers on behalf of either the issuer or the purchaser. Related investigations and proceedings may be commenced in the future. The Company has not been formally contacted by regulatory agencies and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities and unsuitable sales practices. These proceedings are expected to continue in the future, and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry.

Item 4.	Submission of Matters to a Vote of the Security Holders
      There were no matters submitted to a vote of security holders in the fourth quarter of 2004.
      Information regarding our executive officers is contained in Item 10 of Part III of this report and incorporated by reference into Part I.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      ProCentury Corporation (symbol: PROS) common shares are listed on the NASDAQ National Market. As of February 28, 2005, there were 22 holders of record of the 13,155,995 outstanding common shares of the Company. The high, low and closing sale prices of our common shares for each quarter in 2004 are listed below:

	Quarter

	1st	2nd(2)	3rd	4th

High	(1)	$10.99	$10.24	$12.65
Low	(1)	$9.37	$9.30	$9.62
Close	(1)	$9.73	$9.91	$12.40

(1)	The Company’s common shares were privately held prior to April 26, 2004. Therefore, information for 2003 and the first quarter of 2004 is not provided.

(2)	For the period from April 21, 2004 through June 30, 2004.
      The Company declared a $0.02 per share cash dividend in the third and fourth quarters of 2004. As an insurance holding company, our principal asset is the shares we hold in Century. The dividends and other payments from Century are our primary source of funds, however, the payment of dividends by Century to us is limited by statute. As a result, we may not be able to receive funds at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses.

Item 6.	Selected Financial and Operating Data
SELECTED CONSOLIDATED FINANCIAL DATA
      The following table sets forth selected consolidated financial information for the periods ended and as of the dates indicated. The selected data presented below under the captions “Operating Data” and “Balance Sheet Data” for, and as of the end of, each of the periods in the five-year period ended December 31, 2004 are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2004 and 2003 and for each of the periods in the three-year period ended December 31, 2004, and the report thereon, are included elsewhere in this report. The KPMG report states that we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” in 2002. These historical results are not necessarily indicative of results to be expected from any future period. You should read this selected consolidated financial information together with our consolidated financial statements and related notes and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

					Three Months	Nine Months
	Years Ended December 31,				Ended	Ended
					December 31,	September 30,
	2004	2003(1)	2002(1)	2001(1)	2000(1)(2)	2000(1)(2)

	(Dollars in thousands, except per share data)
Operating Data:
(for the periods ended)
Premiums earned	$148,702	$108,294	$63,290	$42,524	$7,744	$24,021
Net investment income	10,048	6,499	5,075	4,595	1,085	3,237
Net realized investment gains (losses)	50	1,932	2,438	364	—	(5)
Total revenues	158,800	116,725	71,203	48,058	8,793	32,414
Discontinued operations	1,259	1,548	881	(519)	(1,237)	(135)
Net income (loss)	14,980	314	6,080	1,393	511	(1,131)
Comprehensive income (loss)	14,566	(405)	6,693	1,845	1,398	(3,901)
Basic and diluted net income per share:
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	$1.29	$(.25)	$.88	$.38	$1.40	$(442.67)
Discontinued operations	.12	.31	.18	(.10)	(.99)	(60.00)
Cumulative effect of change in accounting principle, net of taxes	—	—	.16	—	—	—

Net income (loss)	$1.41	$.06	$1.22	$.28	$.41	$(502.67)

Weighted average of shares outstanding — basic	10,623,645	5,000,532	5,000,532	5,000,133	1,250,000	225,000

Weighted average of shares outstanding — diluted	10,653,316	5,000,532	5,000,532	5,000,133	1,250,000	225,000

					Three Months	Nine Months
	Years Ended December 31,				Ended	Ended
					December 31,	September 30,
	2004	2003(1)	2002(1)	2001(1)	2000(1)(2)	2000(1)(2)

	(Dollars in thousands, except per share data)
Insurance Performance Data:
(for the periods ended)
Gross written premiums(3)	$191,405	$149,708	$100,542	$70,484	$14,781	$55,676
Net written premiums(4)	166,024	131,839	78,362	44,990	7,846	22,437
GAAP Underwriting Ratios:
(for the periods ended)
Loss ratio(5)	59.9%	74.8%	71.7%	70.4%	76.5%	76.3%
Expense ratio(6)	31.9	34.2	38.3	42.3	24.3	50.8

Combined ratio(7)	91.8%	109.0%	110.0%	112.7%	100.8%	127.1%

Balance Sheet Data:
(at the end of the period)
Cash and investments	$312,399	$171,201	$130,101	$77,791	$66,963	$66,937
Reinsurance recoverables on paid and unpaid losses, net	33,382	42,042	35,323	48,550	45,377	45,723
Assets available for sale	—	59,018	51,229	49,306	30,287	43,043
Total assets	394,927	332,113	260,758	212,677	180,243	186,126
Loss and loss expense reserves	153,236	129,236	90,855	93,998	84,824	83,995
Liabilities available for sale	—	51,431	36,179	32,793	20,113	33,113
Long term debt	25,000	34,133	9,813	10,000	10,000	—
Trust preferred securities	—	—	14,545	—	—	—
Total shareholders’ equity	115,237	36,397	36,396	29,703	22,858	38,137
Other Data:
Net writings ratio, including discontinued operations(8)	1.4	1.7	1.3	1.4	1.3	1.2
Return on average equity(9)	18.5%	0.9%	18.4%	5.3%	9.2%	(3.9)%

(1)	Immediately prior to the completion of the IPO, the common shares of Evergreen National Indemnity Company (“Evergreen”) and its wholly owned subsidiary, Continental Heritage Insurance Company (“Continental”) were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders. Prior to the dividends, Evergreen was a controlled subsidiary of Century. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the above selected consolidated financial data.

(2)	Our management-led buyout occurred in October 2000. The summary financial information for the nine months ended September 30, 2000 is prepared based on historical results and does not include any purchase accounting adjustments related to the management-led buyout on October 5, 2000. The purchase accounting adjustments did not have a material impact on the financial information for the three-month period ended December 31, 2000.

(3)	The amount received or to be received for insurance policies written by us during a specific period of time without reduction for acquisition costs, reinsurance costs or other deductions.

(4)	Gross written premiums less the portion of such premiums ceded to (reinsured by) other insurers during a specific period of time.

(5)	The ratio of losses and loss expenses to premiums earned, net of the effects of reinsurance.

(6)	The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to premiums earned, net of the effects of reinsurance.

(7)	The sum of the loss and loss expense ratio, net of the effects of reinsurance.

(8)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in our current book of business. It may not be comparable to the definition of net writings ratio used by other companies. For periods prior to 2004, this ratio includes discontinued operations, as the insurance subsidiaries’ combined statutory surplus is not allocated by line of business. Therefore, in computing the ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus we do not restate the net written premium for discontinued operations to be consistent with that of the subsidiaries’ combined statutory surplus.

(9)	Return on average equity consists of the ratio of net income (loss) to the average of the beginning of period and end of period total shareholders’ equity. For 2004, return on average equity consists of the ratio of net income (loss) to the average equity, which is based on the average of the beginning of period and the end of each quarters’ total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risks Related to Our Business and Industry” and elsewhere in this report that could cause our actual growth, results of operations, performance and business prospects and opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. See “Forward-Looking Statements.”
Overview
      ProCentury is a holding company that underwrites selected property and casualty and surety insurance through its subsidiaries collectively known as the Century Insurance Group®. As a “niche” company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks and risks that insurance companies licensed by the state in which the insurance policy is sold, which are also referred to as “admitted insurers,” specifically refuse to write. When we underwrite within the excess and surplus lines market, we are selective in the lines of business and types of risks we choose to write. Typically, the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients.
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
      Loss Ratio. Loss ratio is the ratio (expressed as a percentage) of losses and loss expenses incurred to premiums earned. Loss ratio generally is measured on both a gross (direct and assumed) and net (gross less ceded) basis. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements.
      Expense Ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. We reduce our operating expenses by ancillary income (excluding net investment income and realized gains (losses) on securities) to calculate our net operating expenses. Due to our historically high levels of reinsurance, we calculate our expense ratio on both a gross basis (before the effect of ceded reinsurance) and a net basis (after the effect of ceded reinsurance). Although the net basis is meaningful in evaluating our financial results that are net of ceded reinsurance, as reflected in our consolidated financial statements, we believe that the gross expense ratio better reflects the operational efficiency of the underlying business and is a better measure of future trends. Interest expense is not included in the calculation of the expense ratio.

      Combined Ratio. Combined ratio is the sum of the loss ratio and the expense ratio and measures a company’s overall underwriting profit. If the combined ratio is at or above 100, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). We use the combined ratio in evaluating our overall underwriting profitability and as a measure for comparing our profitability relative to the profitability of our competitors.
Critical Accounting Policies
      It is important to understand our accounting policies in order to understand our consolidated financial statements. Management considers certain of these policies to be critical to the presentation of our financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the period being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods.
      Our most critical accounting policies involve the reporting of loss and loss expense reserves (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, the impairment of investments, deferred policy acquisition costs and federal income taxes.
      Loss and Loss Expense Reserves. Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. Additional information regarding our loss and loss expense reserves can be found in “Results of Operations — Expenses — Losses and Loss Expenses Incurred,” “Business — Loss and Loss Expense Reserves,” and Note 4 to our audited consolidated financial statements, all of which are included in this report.
      Reinsurance Recoverables. Reinsurance recoverables on paid and unpaid losses, net, are established for the portion of our loss and loss expense reserves that are ceded to reinsurers. Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers which can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. See “Business — Reinsurance” and Note 5 to our audited consolidated financial statements, both included in this report.
      Impairment of Investments. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. Under the Company’s accounting policy for equity securities and fixed-maturity securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time.
      For other fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the security; and current economic conditions. Other-than-

temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment. For additional detail regarding our investment portfolio at December 31, 2004 and 2003, including disclosures regarding other-than-temporary declines in investment value, see “Investment Portfolio” below and Note 2 to our audited consolidated financial statements, both included in this report.
      Deferred Policy Acquisition Costs. We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums. See Note 7 to our audited consolidated financial statements included in this report.
      Federal Income Taxes. We provide for federal income taxes based on amounts we believe the ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, we may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.
      We utilize the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts more likely than not to be realized. See Note 9 to our audited consolidated financial statements included in this report.

Results of Operations
      The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations:

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Selected Financial Data:
Gross written premiums	$191,405	$149,708	$100,542
Net premiums earned	148,702	108,294	63,290
Net investment income	10,048	6,499	5,075
Net realized investment gains	50	1,932	2,438
Total revenues	158,800	116,725	71,203
Total expenses	138,496	119,546	70,203
Other transactions:
Gain (loss) on sale of minority interest in subsidiary, net	—	(503)	9,659
Cumulative effect of change in accounting principle, net of taxes	—	—	796
Discontinued operations	1,259	1,548	881
Net income	14,980	314	6,080
Key Financial Ratios:
Loss and loss expense ratio	59.9%	74.8%	71.7%
Expense ratio	31.9	34.2	38.3

Combined ratio	91.8%	109.0%	110.0%

Overview of Operating Results
      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Net income increased to $15.0 million for the year ended December 31, 2004, compared to net income of $314,000 for the same period in 2003. The increase in net income was primarily attributable to an increase in net earned premium of $40.4 million principally from an increase in the volume of business and slightly offset by rate declines in both the property and casualty lines of business. In addition, we experienced $3.5 million of growth in our investment income that was driven by higher investment balances as a result of the IPO and operational cash flow and an increase in investment yield.
      Our combined ratio also improved from 109.0% in 2003 to 91.8% in 2004. The primary reason for the combined ratio improvement was the decrease in amount of re-estimation of prior accident years’ loss and loss expense reserves that negatively impacted our pre-tax results by $27.0 million in 2003 compared to $11.1 million in 2004 offset by an increase in the current accident year loss and loss expenses. As of December 31, 2004, our current accident year loss and loss expense ratios for accident years 2004 and 2003 were 52.5% and 49.8%, respectively, and reflect the overall rate declines experienced in 2004. The overall expense ratio declined from 34.2% in 2003 to 31.9% in 2004. This decrease in expense ratio is directly attributable to the Company’s cost containment efforts that began in the fourth quarter of 2003.
      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Net income decreased to $314,000 for the year ended December 31, 2003, compared to net income of $6.1 million for the same period in 2002. The decrease in net income was primarily attributable to the re-estimation of prior accident years’ loss and loss expense reserves that negatively impacted our pre-tax results by $27.0 million in 2003 compared to $16.8 million in 2002. This decrease was largely offset by improved underwriting results from decreasing current accident year loss and expense ratios, an increase in premium volume that provided additional underwriting margins, and an increase in net investment income. In addition, in the years ended December 31, 2003 and 2002, we realized a pre-tax loss on sale of minority interest in subsidiary, net, of $503,000 (net of transaction fees of $815,000) and a pre-tax gain of $9.7 million (net of transaction fees of $450,000), respectively, from the sale of shares of Evergreen to certain waste companies.
Revenues

Premiums
      Premiums include insurance premiums underwritten by Century (which are referred to as direct premiums) and insurance premiums assumed from other insurers generally in states where Century is not licensed (which are referred to as assumed premiums). We refer to direct and assumed premiums together as gross premiums.
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
      We have historically relied on quota share, excess of loss, and catastrophe reinsurance primarily to manage our regulatory capital requirements and also to limit our exposure to loss. Generally, we have ceded a significant portion of our premiums to unaffiliated reinsurers in order to maintain a net written premiums to statutory surplus ratio of less than 2-to-1.
      Our underwriting business is currently divided into two primary segments:

•	property/casualty; and

•	other (including exited lines).
      Our property/casualty segment primarily includes general liability, commercial property and multi-peril insurance for small and mid-sized businesses. The other (including exited lines) segment primarily includes our surety business, including landfill and specialty surety that is written in order to maintain Century’s U.S. Treasury listing, workers’ compensation, which was exited in January 2002, and commercial auto, which was exited in May 2000.

      The following table presents our gross written premiums in our primary segments and provides a summary of gross, ceded and net written premiums and net premiums earned for the periods indicated.

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Gross written premiums:
Property/casualty	$190,591	$150,900	$98,288
Other (including exited lines)	814	(1,192)	2,254

Total gross written premiums	191,405	149,708	100,542
Ceded written premiums	25,381	17,869	22,180

Net written premiums	$166,024	$131,839	$78,362

Net premiums earned	$148,702	$108,294	$63,290

Net written premiums to gross written premiums	86.7%	88.1%	77.9%
Net premiums earned to net written premiums	89.6%	82.1%	80.8%
Net writings ratio, including discontinued operations(1)	1.4	1.7	1.3

(1)	The ratio of net written premiums (including discontinued operations) to our insurance subsidiaries’ combined statutory surplus. This ratio is not restated to exclude discontinued operations as the insurance subsidiaries’ combined statutory surplus is not allocated by line of business. Therefore, in computing the ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus we do not restate the net written premium for discontinued operations to be consistent with that of the subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.

Gross Written Premiums
      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Gross written premiums increased $41.7 million or 27.9% for the year ended December 31, 2004 compared to the same period in 2003. This increase was due primarily to increased business in our property/casualty segment which increased $39.7 million or 26.3%. The growth in the property/casualty segment resulted principally from an increase in volume in our casualty lines of business of $39.3 million or 46.9%. Our property lines of business remained constant at $67.5 million in 2004 compared to $67.2 million in 2003 due to a rate plateau followed by a moderate decline that continued throughout much of the year. For casualty business, rates slightly increased throughout 2003 and stabilized in 2004.
      In addition, gross written premium for the other (including exited lines) segment was $814,000 for 2004, which represents surety premium amounts directly written and assumed by us and then ceded under a 100% quota share agreement with Evergreen. The 2002 and 2003 amounts for the surety were reclassified as discontinued operations as a result of the disposition of Evergreen in 2004.
      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Gross written premiums increased $49.2 million or 48.9% for the year ended December 31, 2003 compared to the same period in 2002. This increase was due primarily to increased market penetration in our property/casualty segments, which was slightly offset by amounts representing returned premiums for our other (including exited lines) segment. During the year ended December 31, 2003, gross written premiums for our property/casualty segment increased $52.6 million or 53.5% due to continued favorable market conditions that have allowed us to increase our premium volume and prices for the third consecutive year. The decrease in written premiums for the other (including exited lines) segment represents returned premium primarily on the workers’ compensation line that we exited in January 2002.

Net Written and Earned Premiums
      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Net written premiums for the year ended December 31, 2004 were $166.0 million, representing an increase of 25.9% compared to the same period in 2003. Net written premiums were 86.7% of gross written premiums for the year ended December 31, 2004, compared to 88.1% for the same period in 2003, reflecting a slightly higher percentage of business ceded due to an overall increase in reinsurance rates offset by the change in our retention level from $300,000 in 2003 to $500,000 in 2004. In addition, we increased the amount of cession on our surety business with the quota share agreement with Evergreen that was effective January 1, 2004. Net premiums earned, a function of net written premiums, amounted to $148.7 million for the year ended December 31, 2004 and equaled 89.6% of net written premiums compared to 82.1% in 2003. This increase directly relates to a stabilization of the rate of growth in 2004 compared to that of 2003.
      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Net written premiums for the year ended December 31, 2003 were $131.8 million, representing an increase of 68.2% compared to the same period in 2002. Net written premiums were 88.1% of gross written premiums for the year ended December 31, 2003, compared to 77.9% for the same period in 2002, reflecting a change in reinsurance agreements that resulted in a slightly lower percentage of business ceded during the current period. Net premiums earned, a function of net written premiums, amounted to $108.3 million for the year ended December 31, 2003 and equaled 82.1% of net written premiums, which is comparable to the relationship of net premiums earned to net written premiums during the same period in 2002.
      In addition, during 2003, we made significant improvements in the collections of premiums in the course of collection. These improvements include hiring additional staff, weekly monitoring of account aging and improved communication with our agents. Due to these improvements we have significantly lowered our aged amounts, which has allowed us to maintain a lower provision for uncollectible accounts despite higher amounts of gross receivables. As of December 31, 2003, we had $11.5 million (before a $204,000 allowance for uncollectible amounts) of amounts recoverable compared to $2.0 million as of December 31, 2002 (before an $898,000 allowance for uncollectible amounts).
      We evaluate the collectibility of our agents’ balances both individually and on a general basis. In the event that we determine that an individual agent balance is in question, we will record a provision in part or in whole for that agent’s balance. On a aggregate basis, we evaluate historical write-offs and premium growth rates to determine a general allowance. As of December 31, 2003, we have recorded a provision for uncollectible amounts of $204,000 compared to a provision of $898,000 in 2002. The $694,000 decrease in the allowance in 2003 is primarily due to the write-off of two individual reserves for $461,000 where all collection efforts had been exhausted and our improved agency management that has decreased the amount of outstanding receivables.

Net Investment Income
      Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses.
      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Net investment income increased to $10.0 million for the year ended December 31, 2004, compared to $6.5 million for the same period in 2003. The increase was due primarily to an increase in investments and cash, which was supplemented by a slight increase in investment yields. Investments and cash, increased 82.5% to $312.4 million as of December 31, 2004 from $171.2 million as of December 31, 2003 as a direct result of the proceeds from the IPO and an increase in our operational cash float. Our average investment yield for 2004 was 4.1%, compared to 4.0% for the same period in 2003.
      In 2004, we increased our allocation to municipal bonds in an effort to increase our tax equivalent yield. On a tax equivalent yield basis, our yield increased to 4.8% in 2004 compared to 4.0% in 2003.

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Net investment income increased to $6.5 million for the year ended December 31, 2003, compared to $5.1 million for the same period in 2002. The increase was due primarily to an increase in investments and cash, which was partially offset by a decrease in investment yields. Investments and cash increased 31.6% to $171.2 million as of December 31, 2003 from $130.1 million as of December 31, 2002. Our average investment yield for 2003 was 4.0%, compared to 4.4% for the same period in 2002. The decrease was a result of generally declining market interest rates during this period and our efforts to reduce the duration of our investment portfolio.

Realized Gains (Losses) on Securities
      Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.
      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. We realized net gains of $50,000 on the sale of securities for the year ended December 31, 2004 and $1.9 million for the same period in 2003. These gains included a realized loss of $87,000 attributable to adjustments for other-than-temporary impairment of securities for the year ended December 31, 2003 and no impairment losses in 2004.
      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. We realized net gains of $1.9 million on the sale of securities for the year ended December 31, 2003 and $2.4 million for the same period in 2002. These gains included a realized loss of $87,000 attributable to adjustments for other-than-temporary impairment of securities for the year ended December 31, 2003 and $38,000 for the same period in 2002.
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
      We performed our first internal actuarial analysis as of September 30, 2003. Since then, we have performed this analysis quarterly. We establish or adjust (for prior accident quarters) our best estimate of the ultimate incurred losses and loss expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. As of December 31 of each year, we have an independent actuarial analysis performed of the adequacy of our reserves. Our estimate of ultimate loss and loss expenses is evaluated and re-evaluated by accident year and by major coverage grouping and changes in estimates are reflected in the period the additional information becomes known.
      Our reinsurance program significantly influences our net retained losses. In exchange for premiums ceded to reinsurers under quota share and excess of loss reinsurance agreements, our reinsurers assume a portion of the losses and loss expenses incurred. See “Business — Reinsurance.” We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency).

      The following table presents our incurred losses and loss expenses (net of the effects of reinsurance) from the most current accident year and from re-estimation of ultimate losses on prior accident years and provides a summary of losses incurred to premiums earned (loss and loss expense ratio) for the periods indicated.

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net incurred losses and loss expenses attributable to insured events of:
Current year	$78,015	$53,961	$28,628
Prior years:
Property/casualty:
Casualty	12,842	22,190	13,516
Property	(3,244)	2,254	(22)
Other (including exited lines):
Commercial auto	789	1,350	263
Workers’ compensation	664	1,249	3,017

Net incurred	$89,066	$81,004	$45,402

Net loss and loss expense ratio:
Current year	52.5%	49.8%	45.2%
Prior years	7.4	25.0	26.5

Net loss and loss expense ratio	59.9%	74.8%	71.7%

      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Net loss and loss expenses increased to $89.1 million for the year ended December 31, 2004 from $81.0 million for the same period in 2003, as a result of the factors discussed below. Net loss and loss expense ratios for the year ended December 31, 2004 and 2003 were 59.9% and 74.8%, respectively.
      Our reserve for losses and loss expenses as of December 31, 2004 was $153.2 million (before the effects of reinsurance) and $123.8 million (after the effects of reinsurance), as estimated through our internal actuarial analysis. During 2004, we concluded, through our actuarial analysis, that the December 31, 2003 reserve for losses and loss expenses of $92.5 million (after the effects of reinsurance) was deficient by $11.1 million.
      Our reserve for losses and loss expenses (net of the effects of reinsurance) at December 31, 2004 by line was as follows:

Year Ended
December 31,
2004

(In thousands)
Property/casualty:
Casualty	$102,430
Property	16,115
Other (including exited lines):
Commercial auto	1,780
Workers’ compensation	3,426

Net reserves for losses and loss expenses	123,751
Plus reinsurance recoverables on unpaid losses at end of period	29,485

Gross reserves for losses and loss expenses	$153,236

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Net loss and loss expenses increased to $81.0 million for the year ended December 31, 2003 from $45.4 million for the same period in 2002, as a result of the factors as discussed below. Net loss and loss expense ratios for the year ended December 31, 2003 and 2002 were 74.8% and 71.7%, respectively.
      Our reserve for losses and loss expenses as of December 31, 2003 was $129.2 million (before the effects of reinsurance) and $92.5 million (after the effects of reinsurance), as estimated through our internal actuarial analysis. During 2003, we concluded, through our actuarial analysis, that the December 31, 2002 reserve for losses and loss expenses of $59.0 million (after the effects of reinsurance) was deficient by $27.0 million.
      Our reserve for losses and loss expenses (net of the effects of reinsurance) at December 31, 2003 by line was as follows:

Year Ended
December 31,
2003

(In thousands)
Property/casualty:
Casualty	$71,328
Property	13,806
Other (including exited lines):
Commercial auto	3,519
Workers’ compensation	3,844

Net reserves for losses and loss expenses	92,497
Plus reinsurance recoverables on unpaid losses at end of period	36,739

Gross reserves for losses and loss expenses	$129,236

      An explanation of significant components of reserve development by segment (net of reinsurance unless otherwise indicated) is as follows:

Property/Casualty
      Casualty. Our change in reserve estimate related to prior accident years for the year ended December 31, 2004 for the casualty lines was $12.8 million. A significant portion of our casualty reserves relates to construction defect claims in certain states. Starting with California in December 2000, we began to exit contractors’ liability business. By the end of the first quarter of 2001, we had significantly reduced our contractors’ liability underwriting in all states, and completely eliminated construction contractors’ liability underwriting in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, New Jersey, North Carolina, Oregon, South Carolina and Washington. Reserves and claim frequency on this business may also be negatively impacted by legislation recently implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. In addition, a 2001 California court decision expanded insurers’ duty to defend certain additional insureds under subcontractors’ policies, producing an industry-wide increase in the number of newly reported construction defect claims filed during 2002 and 2003. The recent legislation and court decisions referenced above are believed to have had an impact on the number of claims reported as well as the cost of settling claims; however, their impact cannot be measured directly. These changes in the legal environment are reflected in our reserves to the extent that the changes have impacted the number and cost of claims received to date. It is important to note that changes in the number and cost of claims due to these or other changes in the legal environment could cause our ultimate liability to exceed or be less than current estimates.
      During 2004, the Company’s newly reported construction defect claims were 36.9% greater than expected as of December 31, 2003. Based on the Company’s experience during 2004 and industry information, the Company substantially increased its projected ultimate construction defect claim count as of December 31,

2004. The increase in ultimate claim count projections and strengthening of claims pending as of December 31, 2003 accounted for $8.3 million of adverse development incurred during 2004.
      During 2003, the Company’s newly reported construction defect claims were 118.8% greater than expected as of December 31, 2002. Based on the Company’s experience during 2003 and industry information, the Company substantially increased its projected ultimate construction defect claim count as of December 31, 2003. The increase in ultimate claim count projections and strengthening of claims pending as of December 31, 2002 accounted for $13.4 million of adverse development incurred during 2003.
      During 2002, the Company’s newly reported construction defect claims and severities were greater than expected as of December 31, 2001. The increase in ultimate claim count projections and strengthening of claims pending as of December 31, 2001 accounted for $10.4 million of adverse development incurred during 2002.
      Of our construction defects net loss and loss expense reserves at December 31, 2004, 61.0% was for incurred but not reported losses (which are referred to as IBNR), and 52.5% of our construction defect net loss and loss expense reserves at December 31, 2003 was for IBNR. As of December 31, 2004, we had 566 open claims relating to construction defects, compared to 597 open claims as of December 31, 2003. During 2004, 986 new claims were reported and 1,017 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defects as of December 31, 2004 were $19.0 million. The re-estimation of construction defect reserves primarily affected the 1996 and 1997 accident years and the 1999 to 2001 accident years.
      Of our construction defects net loss and loss expense reserves at December 31, 2003, 52.5% was for incurred but not reported losses (which are referred to as IBNR), and 54.2% of our construction defect net loss and loss expense reserves at December 31, 2002 was for IBNR. As of December 31, 2003, we had 597 open claims relating to construction defects, compared to 596 open claims as of December 31, 2003. During 2003, 1,084 new claims were reported and 1,083 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defects as of December 31, 2003 were $18.6 million. The re-estimation of construction defect reserves primarily affected the 1996 and 1997 accident years and the 1999 to 2001 accident years.
      Our internal actuaries generally apply actuarial techniques in the analysis of loss and loss expense reserves using the following factors, among others:

•	our experience and the industry’s experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	the line of business mix; and

•	the environment in which property and casualty insurance companies operate.
      Although many factors influence the actual cost of claims and our corresponding reserve estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly, such as the impact on claim costs due to economic inflation, coverage interpretations and jury determinations. In most instances, we rely on our historical experience or industry information to estimate values for the variables that are explicitly used in our reserve analyses. We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of future effects of these factors. Where we have reason to expect a change in the effect of one of these factors, we perform analysis to quantify the necessary adjustments.

      For claim liabilities other than construction defect, our internal actuaries apply multiple traditional actuarial techniques to compute loss and loss expense reserve estimates. Each technique produces a unique loss and loss expense reserve estimate for the line being analyzed. The set of techniques applied produces a range of loss and loss expense reserve estimates. From these estimates, the actuaries form a best estimate which considers the assumptions and factors that influence ultimate claim costs, including but not limited to those identified above. As of December 31, 2004, for casualty lines, excluding construction defect claims, the low end of the actuarial range was 12.7% below the actuarial best estimate, and the high end of the actuarial range was 6.2% above the actuarial best estimate. These low and high loss and loss expense reserve estimates reflect the fact that the methodologies applied do not produce identical estimates, and these estimates do not constitute the range of all possible outcomes. It is important to note that actual claim costs will vary from the selected estimate, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated at this time.
      For construction defect claim liabilities, our internal actuaries apply one actuarial technique, under various sets of assumptions, which considers the factors that influence ultimate claim costs. The actuarial technique for construction defect claim liabilities includes several variables relating to the number of IBNR claims and the average cost per IBNR claim. In addition to computing best estimate parameter values for the actuarial projection, the actuaries also consider the impact on resulting IBNR related to reasonably foreseeable fluctuations in these variables, which is used to quantify an actuarial range of loss and loss expense reserves for construction defect. As of December 31, 2004, for construction defect claims the low end of the actuarial range was 21.5% below the actuarial best estimate and the high end of the actuarial range was 29.1% above the actuarial best estimate. These low and high loss and loss expense reserve estimates reflect the uncertainty in estimating the parameter values, and these estimates do not constitute the range of all possible outcomes. It is important to note that actual claim costs will vary from the selected estimate, perhaps by substantial amounts, due to the inherent variability of these types of claims, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated at this time.
      Our change in reserve estimates for the years ended December 31, 2004 and 2003 for the casualty lines other than construction defect resulted in an increase in incurred losses and loss expenses of $4.6 million and $8.8 million, respectively. No reserve development was recognized in 2002 for the other than construction defect line of business. During 2004 and 2003, we incurred development above expectations on our non-construction defect casualty reserves for the 2000 through 2002 accident years. In 2004 and 2003, both closed claim severities and pending claims severities (as measured by average incurred amount per reported claim) increased. The increase in claim counts and average severities produced loss development during 2004, 2003 and 2002 exceeded our expectations, resulting in an increase in the loss development factors and initial expected loss ratios used in the December 31, 2004 and December 31, 2003 actuarial loss reserve analysis.
      As of December 31, 2004, the projected loss and loss expense ratios, after the effects of reinsurance, for the casualty lines were 48.9%, 44.0% and 57.8% for accident periods 2004, 2003 and 2002, respectively.
      Property. Our change in reserve estimates for the years ended December 31, 2004, 2003 and 2002 for the property lines resulted in a decrease in incurred losses and loss expenses of $3.2 million for 2004, an increase in incurred losses of $2.3 million for 2003, of which $1.9 million related to the 2002 accident year and $433,000 related to the 2001 accident year and a decrease in reserve estimates of $22,000 for 2002. During 2004, we experienced negative case incurred development on the 2003 accident year. As a result of the 2003 experience, we decreased the loss development factors and initial expected loss ratios used in the December 31, 2003 actuarial loss reserve analysis. During 2003, we experienced significant development on claims pending as of December 31, 2002, most of which was attributable to twelve large claims. This resulted in incurred loss development during 2003 in excess of the levels anticipated as of December 31, 2002. As a result of the 2003 experience, we increased the loss development factors and initial expected loss ratios used in the December 31, 2003 actuarial loss reserve analysis.
      As of December 31, 2003, the projected loss and loss expense ratios, after the effects of reinsurance, for the property lines were 58.8%, 50.3% and 57.2% for accident periods 2004, 2003 and 2002, respectively.

      Our internal actuaries apply multiple actuarial techniques utilizing the same factors discussed above under “Casualty” to compute loss and loss expense reserve estimates for property claim liabilities. Each technique produces a unique loss and loss expense reserve estimate for the line being analyzed. The set of techniques applied produces a range of loss and loss expense reserve estimates. From these estimates, the actuaries form a best estimate that considers assumptions and factors, as discussed above, that influence ultimate claim costs. As of December 31, 2004, for property lines the low end of the actuarial range was 10.6% below the actuarial best estimate and the high end of the actuarial range was 17.2% above the actuarial best estimate. These low and high loss and loss expense reserve estimates reflect the fact that the methodologies applied do not produce identical estimates, and these estimates do not constitute the range of all possible outcomes. It is important to note that actual claim costs will vary from the selected estimate, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated at this time.

Other (Including Exited Lines)
      We began writing commercial automobile coverage for vehicles and light trucks in 1997. In 2000, we exited the commercial automobile line of business due to unsatisfactory underwriting results. Our change in reserve estimate for the years ended December 31, 2004, 2003 and 2002 for the commercial automobile line resulted in an increase in incurred losses and loss expenses of $789,000 in 2004 related to the 2000 accident year, $1.4 million in 2003, of which $839,000 related to the 2000 accident year, $439,000 related to the 1999 accident year and $263,000 in 2002 related to the 1999 and 2000 accident years. This re-estimation was due to changes in the selected development patterns on the 2000 and 1999 accident years, as the number of claims and claim severity exceeded our expectations.
      At December 31, 2004, all of our net loss and loss expense reserves related to commercial automobile was for case reserves. At December 31, 2003, 0.6% of our commercial automobile net loss and loss expense reserves was for IBNR and 99.4% was for case reserves. As of December 31, 2004, we had 38 open claims relating to commercial automobile, compared to 63 open claims as of December 31, 2003. During 2004, 8 new claims were reported and 33 existing claims were settled or dismissed. Our net loss and loss expense reserves for commercial automobile as of December 31, 2004 were $1.8 million.
      Of our net loss and loss expense reserves at December 31, 2003, 0.6% related to commercial automobile IBNR and 1.9% of our net loss and loss expense reserves at December 31, 2002 was for commercial automobile IBNR. As of December 31, 2003, we had 63 open claims relating to commercial automobile compared to 127 open claims as of December 31, 2002. During 2003, 15 new claims were reported and 79 existing claims were settled or dismissed. Our net loss and loss expense reserves for commercial automobile as of December 31, 2003 were $3.5 million.
      We offered workers’ compensation coverage from 1997 through January 2002. In December 2001, we announced that we were exiting this line of business due to unsatisfactory underwriting results and the lack of availability of acceptable reinsurance. Until July 2000, we purchased 100% quota share reinsurance on this book of business. Beginning in 2000, we started to retain some risk. No new policies have been written since the first quarter of 2002.
      Of our net loss and loss expense reserves at December 31, 2004, 49.8% related to workers’ compensation claims IBNR, and 2.3% of our net loss and loss expense reserves at December 31, 2003 was for workers’ compensation IBNR. As of December 31, 2004, we had 257 open claims relating to workers’ compensation compared to 414 open claims as of December 31, 2003. During 2004, 13 new claims were reported, and 170 existing claims were settled or dismissed. Our net loss and loss expense reserves for workers’ compensation as of December 31, 2004 were $3.4 million.
      Of our net loss and loss expense reserves at December 31, 2003, 2.3% related to workers’ compensation IBNR, and 3.4% of our net loss and loss expense reserves at December 31, 2002 were for workers’ compensation IBNR. As of December 31, 2003, we had 414 open claims relating to workers’ compensation compared to 764 open claims as of December 31, 2002. During the year ended 2003, 28 new claims were reported, and 378 existing claims were settled or dismissed. Our net loss and loss expense reserves for workers’ compensation as of December 31, 2003 were $4.0 million.
      Our change in reserve estimates for the years ended December 31, 2004, 2003 and 2002 for the workers’ compensation line resulted in an increase in incurred losses and loss expenses of $664,000, $1.2 million and $3.0 million, respectively. These re-estimations were due to changes in the selected development patterns on the 2000 to 2002 accident years, as the number of claims and claim severity exceeded our expectations.

Operating Expenses
      Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$33,872	$25,237	$15,429
Other operating expenses	13,542	11,757	8,782

ADAC and other operating expenses	47,414	36,994	24,211
Interest expense on the redemption of Class B shares	518	—	—
Interest expense	1,498	1,548	590

Total operating expenses	$49,430	$38,542	$24,801

Expense ratio: ADAC	22.8%	23.3%	24.4%
Other operating expenses	9.1	10.9	13.9

Total expense ratio(1)	31.9%	34.2%	38.3%

(1)	Interest expense and interest expense on the redemption of Class B shares are not included in the calculation of the expense ratio.
      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Operating expenses increased $10.9 million, or 28.2%, to $49.4 million in 2004 from $38.5 million for the same period in 2003. The increase was primarily attributable to a $8.6 million increase in amortized deferred policy acquisition costs, including commission expenses, associated with the increase in the volume of insurance written, and other increases to support future growth. For the year ended December 31, 2004, the increase is offset by $655,000 of reductions to amortization expense that related to the termination of the intercompany pooling agreement and the implementation of the loss portfolio transfers that occurred on January 1, 2004.
      Other operating expenses increased to $13.5 million in 2004 compared to $11.8 million for the same period in 2003. This increase is a direct result of the current year growth in overall business. The lower expense ratio in 2004 is due to an increase in operational efficiencies achieved through a focus on expense management. In addition, the year ended December 31, 2004 balance includes $250,000 of expenses related to a non-recurring severance agreement and $105,000 of expenses related to the IPO that could not be capitalized.
      In addition, in 2004, we incurred $518,000 of interest expense related to the redemption of our outstanding Class B shares immediately prior to the IPO.
      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Operating expenses increased $13.7 million, or 55.2%, to $38.5 million in 2003 from $24.8 million for the same period in 2002. The increase was primarily attributable to a $9.8 million increase in amortized deferred policy acquisition costs, including commission expenses, associated with the increase in the volume of insurance written, an increase in overhead due to the implementation of human resource, legal and internal audit departments, a $919,000 expense for a reserve guarantee to the minority shareholders of Evergreen related to the current year re-estimation of prior year losses, and other increases to support future growth. In addition, interest expense increased due to the $15.0 million trust preferred security that we issued in December 2002 and the $10.0 million additional trust preferred security that we issued in May 2003. The overall decline in the expense ratio was due to an increase in premiums without a corresponding increase in our fixed expenditures.
Income Taxes
      We have historically filed a consolidated federal income tax return that has included all of our subsidiaries. However, Evergreen filed a separate federal income tax return in 2003. The statutory rate used in calculating our tax provision was 35.0% in 2004 and 2003 compared to 34.0% in 2002. Income tax expense (benefit) differed from the amounts computed at the statutory rate as demonstrated in the following table:

	Years Ended December 31,

	2004	2003	2002

Federal income tax expense at statutory rate	35.00%	35.00%	34.00%
Increase (decrease) attributable to:
Nontaxable interest income	(2.82)	0.07	(0.02)
Dividend received deduction net of proration	(.12)	5.63	—
Difference between the book and tax basis of Evergreen	—	9.33	25.07
Other nontaxable income	(.04)	1.00	—
Other	.40	(.46)	(2.10)

Total	32.42%	50.57%	56.95%

Liquidity and Capital Resources
      ProCentury is a holding company, the principal asset of which is the common shares of Century. Although we have the capacity to generate cash through loans from banks and issuances of equity securities, our primary source of funds to meet our short-term liquidity needs, including the payment of dividends to our shareholders and corporate expenses, is dividends from Century. Century’s principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Century’s primary use of funds is to pay claims and operating expenses, to purchase investments and to make dividend payments to us. ProCentury’s future liquidity is dependent on the ability of Century to pay dividends.
      Century is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century may pay dividends to ProCentury without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Century to ProCentury for 2005 is $13.8 million. Century paid ordinary dividends of $6.0 million in 2004, $3.0 million in 2003 and $1.8 million in 2002. In addition, Century paid $3.1 million of extraordinary dividend in 2004 related to the dividend distribution of Evergreen. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.
      Century is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2004, the statutory surplus of Century was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2004 was $115.8 million and the regulatory action level was $29.3 million.

Year ended December 31, 2004 compared to Year ended December 31, 2003
      Consolidated net cash provided by operating activities was $80.4 million for the year ended December 31, 2004, compared to $34.4 million for the year ended December 31, 2003. This improvement was primarily attributable to the increase in our total premium and investment income growth and payments received from Evergreen and Continental related to the settlement of the termination of the intercompany pooling agreement and the loss portfolio transfers during 2004.
      Net cash used by investing activities was $141.5 million for the year ended December 31, 2004, compared to $52.0 million for the year ended December 31, 2003. This increase was primarily attributable to the proceeds from the IPO and improved operating cash flows noted above that were used to purchase fixed maturities and equity securities.
      Net cash provided by financing activities was $62.0 million for the year ended December 31, 2004, compared to $16.2 million for the year ended December 31, 2003. This increase was primarily attributable to the 2004 proceeds from the issuance of common shares related to the current year IPO, which was offset by the redemption of Class B shares and principal payment on long-term debt in 2004.

Year ended December 31, 2003 compared to Year ended December 31, 2002
      Consolidated net cash provided by operating activities was $34.4 million for the year ended December 31, 2003, compared to $27.4 million for the year ended December 31, 2002. This improvement was primarily attributable to the increase in net written premiums offset by an increase in paid losses.
      Net cash used by investing activities was $52.0 million for the year ended December 31, 2003, compared to $49.6 million for the year ended December 31, 2002. This increase was primarily attributable to the improved operating cash flows noted above that were used to purchase fixed maturities and equity securities.
      Net cash provided by financing activities was $16.2 million for the year ended December 31, 2003, compared to $24.8 million for the year ended December 31, 2002. This decrease was primarily attributable to lower amount of proceeds received from the issuance of the $10 million trust preferred securities in May 2003 compared to the proceeds received from the issuance of $15 million trust preferred securities in December 2002.
      Interest on our debt issued to a related party trust is variable and resets quarterly based on a spread over three-month London Interbank Offered Rates (“LIBOR”). As part of our asset/liability matching program, we have short-term investments, investments in bond mutual funds, as well as available cash balances from operations and investment maturities, that are available for reinvestment during periods of rising or falling interest rates.
      The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2004 were as follows:

	Payments Due by Year

	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Long Term Debt:
Debt issued to a related party trust(1)(2)	$1,668	$1,668	$1,668	$1,668	$1,668	$63,688	$72,028
Operating leases on facilities	958	978	998	1,018	734	2,339	7,025
Other operating leases	249	212	212	152	—	—	825

Total contractual obligations	$2,875	$2,858	$2,878	$2,838	$2,402	$66,027	$79,878

(1)	Amounts include interest payments associated with these obligations using applicable interest rates as of December 31, 2004.

(2)	In connection with the adoption of FIN 46R, ProCentury has deconsolidated the trusts established in connection with the issuance of trust preferred securities effective December 31, 2003. As a result, ProCentury reports as a component of long term debt the junior subordinated debentures payable by ProCentury to the trusts. See Note 8(b) to our consolidated financial statements.
      Line of Credit. On September 8, 2004, we obtained a $5.0 million line of credit. As of December 31, 2004, no draws have been made. Interest on the note is payable quarterly and is based on a floating rate of LIBOR plus 2.5%. The note matures on September 8, 2006. Under the terms of the line of credit, 100% of the common shares of Century are pledged as collateral.
      Reserve Guarantee. In conjunction with the investment in Evergreen by certain waste companies, Century entered into agreements with the investors pursuant to which Century guaranteed that (a) Evergreen’s loss reserves (including claim reserves, contingent commissions and unrecoverable reinsurance balances) as of the date of the investment will be adequate to pay Evergreen’s actual losses incurred prior to that date and (b) that Evergreen’s net unearned premiums for business in force, as reflected in Evergreen’s balance sheet at that date, will not run off at more than a 100% combined ratio. An estimate of these guarantees was made and a reserve for $919,000 is reflected as an other operating expense in the accompanying audited consolidated statement of operations for the year ended December 31, 2003. In 2004, this agreement was assumed by Evergreen.
      Continental Option Agreement. In 2001, Century entered into an option agreement with our bail bond agents. Subject to the terms of the option agreement, the agents had a right to acquire 100% of the issued and outstanding common shares of Continental at statutory book value on the date exercised. The option expired on December 31, 2003.
      Given our historical cash flow, we believe cash flow from operating activities in 2005 will provide sufficient liquidity for our operations, as well as to satisfy debt service obligations and to pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we can give no assurance in this regard.
Investment Portfolio
      Our investment strategy is designed to capitalize on our ability to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk-adjusted return. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The majority of our fixed-maturity portfolio is rated investment grade to protect investments. Our investment portfolio is managed by two outside independent investment managers that operate under investment guidelines approved by Century’s investment committee. Century’s investment committee meets at least quarterly and reports to Century’s board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. In limited circumstances, we will invest in non-investment grade fixed maturity securities that have an appropriate risk-adjusted return, subject to satisfactory credit analysis performed by us and our investment managers. Our cash and investment portfolio totaled $312.4 million as of December 31, 2004 and is summarized by type of investment as follows:

		Percent of
	Amount	Portfolio

	(Dollars in thousands)
Fixed-maturity:
U.S. Treasury securities	$4,261	1.4%
Obligations of U.S. governmental agencies	17,872	5.7
Corporate securities	46,149	14.8
Mortgage-backed securities	33,376	10.7
Asset-backed securities	18,391	5.9
Collateralized mortgage obligations	23,777	7.6
Obligations of states and political subdivisions	120,717	38.6

Total fixed-maturity	264,543	84.7

Cash and short-term investments	10,707	3.4
Equity securities:
Bond mutual funds	18,921	6.0
Preferred shares	15,214	4.9
Common shares	3,014	1.0

Total equity securities	37,149	11.9

Total	$312,399	100.0%

      At December 31, 2004, our fixed-maturity portfolio of $264.5 million represented 84.7% of the carrying value of our total of cash and investments. Standard & Poor’s Rating Services (“Standard & Poor’s”) or Moody’s Investors Service, Inc. (“Moody’s”) rated 97.0% of these securities “A” or better. Equity securities, which consist of preferred and common shares and bond mutual funds, totaled $37.1 million or 11.9% of total cash and investments. The following is a summary of the credit quality of the fixed-maturity portfolio at December 31, 2004:

“AAA”	69.4%
“AA”	19.0
“A”	8.6
“BBB”	2.5
Below “BBB”	.5

Total	100.0%

      At December 31, 2004, our investment portfolio contained corporate fixed-maturity and corporate equity securities with a fair value of $61.4 million. The following is a summary of these securities by industry segment at December 31, 2004:

Financial	51.0%
Consumer, non-cyclical	17.5
Utilities	11.5
Energy	3.5
Industrial	8.6
Consumer, cyclical	3.8
Communications	2.6
Basic materials	1.2
Technology	.3

Total	100.0%

      At December 31, 2004, the investment portfolio contained $75.5 million of mortgage-backed, asset-backed and collateralized mortgage obligations. Of these securities, 98.9% were rated “AA” or better and 95.8% were rated “AAA” by Standard & Poor’s or the equivalent rating by Moody’s. These securities are publicly registered and had fair values obtained from independent pricing services. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. We had no derivative financial instruments, real estate or mortgages in the investment portfolio at December 31, 2004.
      Under our accounting policy for equity securities and fixed-maturity securities that can be contractually prepaid or otherwise settled in a way that may limit our ability to fully recover cost, an impairment is deemed to be other-than-temporary unless we have both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time.
      For other fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when we do not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that we will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; our intent to hold or dispose of the security; and current economic conditions.
      Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment. No other-than-temporary declines were realized in the year ended December 31, 2004. For the year ended December 31, 2003 and 2002, one fixed maturity security was written down in the amount of $87,000 and one fixed maturity security was written down in the amount of $38,000, respectively, which were included as a realized loss in the accompanying consolidated condensed statements of operations.

      The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows. There were no gross unrealized losses for held-to-maturity securities in 2004.

	December 31, 2004

	Less Than 12 Months		12 Months or Longer		Total

	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Fixed maturity securities:
U.S. Treasury securities	$2,068	$(19)	$571	$(13)	$2,639	$(32)
Obligations of U.S. government corporations and agencies	3,339	(29)	5,876	(55)	9,215	(84)
Obligations of states and political subdivisions	30,763	(346)	3,441	(53)	34,204	(399)
Corporate securities	20,509	(203)	7,224	(97)	27,733	(300)
Mortgage-backed securities	6,542	(38)	1,388	(10)	7,930	(48)
Collateralized mortgage obligations	9,908	(99)	3,153	(21)	13,061	(120)
Asset-backed securities	3,175	(26)	6,319	(101)	9,494	(127)

Total	76,304	(760)	27,972	(350)	104,276	(1,110)
Equities:
Equity securities	4,305	(151)	760	(23)	5,065	(174)
Bond mutual funds	15,619	(25)	—	—	15,619	(25)

Total	19,924	(176)	760	(23)	20,684	(199)

Total	$96,228	$(936)	$28,732	$(373)	$124,960	$(1,309)

      At December 31, 2004, we had 40 fixed maturity and equity securities that have been in an unrealized loss position for one year or longer. Thirty-eight of these securities are investment grade, of which 35 are rated A1/ A or better (including 23 securities which are rated AAA). The three remaining investment grade securities are rated BBB and have a fair value equal to 99.6% of their book value as of December 31, 2004. The two equity securities are not investment grade and had a fair value equal to 97.0% of their book value as of December 31, 2004. All 40 securities are current on interest and principal. Management believes the declines are temporary and are not indicative of other-than-temporary impairments.
Quantitative and Qualitative Disclosures about Market Risk
      Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, equity price risk and interest rate risk.
      Credit Risk. Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing in fixed-maturity securities that are either investment grade, which are those bonds rated “BBB-” or higher by Standard & Poor’s, or securities that although not investment grade, meet our credit requirements and targeted risk-adjusted return. We also independently and through our outside independent investment managers, monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio. We utilize a ratings changes report, a ratings watch list and an early warning report as part of this process. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer.
      Equity Price Risk. Equity price risk is the potential that we will incur economic loss due to a decline in common stock prices. We manage this risk by focusing on a long-term, conservative, value oriented, dividend driven investment philosophy for our equity portfolio. The equity securities in our portfolio are primarily mid-to-large capitalization issues with strong dividend performance. Our strategy remains one of value investing, with security selection taking precedence over market timing. We also employ stringent diversification rules that limit our exposure to any individual stock.
      Interest Rate Risk. We had fixed-maturity, preferred shares and bond mutual fund investments with a fair value of $298.7 million at December 31, 2004 that are subject to interest rate risk. We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.
      The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-maturity, preferred share and bond mutual fund investments to selected hypothetical changes in interest rates at December 31, 2004. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of the fixed-maturity, preferred share and bond mutual fund portfolio and shareholders’ equity.

			Hypothetical
			Percentage Increase
			(Decrease) in
		Estimated
	Estimated Fair	Change in	Fair	Shareholders’
Hypothetical Change in Interest Rates	Value	Fair Value	Value	Equity

	(Dollars in thousands)
200 basis point increase	$271,199	$(27,493)	(9.2)%	(23.9)%
100 basis point increase	284,915	(13,777)	(4.6)%	(12.0)%
No change	298,691	—	—	—
100 basis point decrease	312,083	13,391	4.5%	11.6%
200 basis point decrease	324,996	26,304	8.8%	22.8%
Accounting Standards
      In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on further guidance concerning the identification of and accounting for other-than-temporary impairments and disclosures for cost method investments, as required by EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), which was issued on October 23, 2003.
      On September 8, 2004, the FASB exposed for comment FASB Staff Position (FSP) EITF Issue 03-1-a, which was intended to provide guidance related to the application of paragraph 16 of EITF 03-1, and proposed FSP EITF Issue 03-1-b, which proposed a delay in the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Based on comments received on these proposals, on September 30, 2004 the FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delayed the effectiveness of the guidance in EITF 03-1 in its entirety, with the exception of certain disclosure requirements. The delay had no impact on our financial position or results of operations. We continue to actively monitor our portfolio for any securities deemed to be other-than-temporarily impaired based on the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities. Due to uncertainty regarding the ultimate guidance to be issued, we cannot reasonably estimate the impact on our financial position or results of operations, if any, of adopting EITF 03-1.
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for the classification and measurement of certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. As originally issued, the guidance in SFAS 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adjustments required as a result of the application of SFAS 150 to existing instruments should be reported as a cumulative effect of a change in accounting principle. In November 2003, the FASB issued FASB Staff Position 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FSP 150-3”). FSP 150-3 clarified that SFAS 150 does not apply to certain mandatorily redeemable financial instruments issued by limited-life subsidiaries, including those issued by our subsidiary trusts. The adoption of SFAS 150 on July 1, 2003 did not have any impact on our results of operations or financial position.
      In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after September 30, 2003. Our adoption of SFAS 149 on July 1, 2003 did not have an impact on our financial position or results of operations.
      In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46”). Accounting Research Bulletin No. 51 (“ARB 51”), Consolidated Financial Statements, states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51 to certain “variable interest entities” (“VIE”) where the equity investors (1) are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (2) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is the party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE, but not deemed the primary beneficiary, is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to entities formed after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. In October 2003, FASB delayed the implementation date of FIN 46 for VIEs acquired prior to January 31, 2003 to interim periods ending after December 15, 2003, with earlier adoption permitted.
      FIN 46 may be applied on a prospective basis with a cumulative-effect adjustment made as of the date of initial application or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In December 2003, FASB issued Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities — an interpretation of ARB No. 51(“FIN 46R”), which required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. Public companies, including the Company, at a minimum, must apply the unmodified provisions of FIN 46 to entities that were considered “special-purpose entities” in practice and under applicable FASB pronouncements or guidance by the end of the first reporting period ending after December 15, 2003. Companies may apply either FIN 46 or FIN 46R to special-purpose entities at the initial effective date on an entity-by-entity basis. We have early adopted FIN 46R in its entirety as of December 31, 2003.
      The special purpose entities where we are the primary beneficiary are the trusts that were established in connection with the issuance of mandatorily redeemable preferred securities. As a result of the adoption of FIN 46R, we have deconsolidated these trusts as of December 31, 2003 in the accompanying 2003 consolidated balance sheet. This resulted in our classifying the trust preferred securities as long term debt and recording an increase of $733,000 in other assets and long term debt, both of which were previously eliminated when consolidating the trust. In accordance with FIN 46R transition guidance, prior periods, were not restated. There was no other impact to our consolidated financial statements as a result of the adoption of FIN 46R.

      In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. Although superseded by FIN 45, the guidance provided in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others has been incorporated into FIN 45 without change. Our adoption of FIN 45 on January 1, 2003 did not have an impact on our financial position or results of operations.
      In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which we adopted January 1, 2003. Adoption of SFAS 146 did not have any impact on our financial position or results of operations.
      In December 2002, the Financial Accounting Standards Board (FASB) published SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation and provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Because we have not elected to adopt the fair-value-based method of accounting for stock compensation, the transitional provisions of this statement did not impact us. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, including disclosures in interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. The disclosure provisions became effective for annual reporting in 2002 and interim reporting in 2003. In December 2004, the FASB revised Statement No. 123 (SFAS 123R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for interim periods beginning after June 15, 2005. As permitted by SFAS 123R, we will adopt the statement effective July 1, 2005 using the modified prospective method. We expect to report stock compensation expense of $482,000, net of tax, in the second half of 2005 due to the adoption of SFAS 123R.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The information required by Item 7A is included in Item 7 on pages 52 and 53 of this report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
ProCentury Corporation:
We have audited the accompanying consolidated balance sheets of ProCentury Corporation and subsidiaries (formerly ProFinance Holdings Corporation) (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 1(j) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles in 2002.
/s/ KPMG LLP
March 23, 2005

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Consolidated Balance Sheets
December 31, 2004 and 2003

	2003	2002

	(Dollars in thousands)
Assets
Investments:
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2004, $262,470; 2003, $120,701)	$263,401	121,270
Held-to-maturity, at amortized cost (fair value 2004, $1,156; 2003, $1,511)	1,142	1,481
Equities (available-for-sale):
Equity securities, at fair value (cost 2004, $17,944; 2003, $16,041)	18,228	16,394
Bond mutual funds, at fair value (cost 2004, $18,943; 2003, $8,882)	18,921	8,906
Short-term investments, at amortized cost	4,026	17,336

Total investments	305,718	165,387
Cash	6,681	5,814
Premiums in course of collection, net	11,747	9,686
Deferred policy acquisition costs	17,411	11,714
Prepaid reinsurance premiums	9,382	6,700
Reinsurance recoverable on paid losses, net	3,897	5,303
Reinsurance recoverable on unpaid losses, net	29,485	36,739
Deferred federal income tax asset	5,442	1,774
Receivable from subsidiary available-for-sale	—	26,687
Assets available-for-sale	—	59,018
Other assets	5,164	3,291

Total assets	$394,927	332,113

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$153,236	129,236
Unearned premiums	82,135	62,139
Long term debt	25,000	34,133
Accrued expenses and other liabilities	6,703	6,677
Reinsurance balances payable	2,348	4,320
Collateral held	7,008	5,716
Federal income taxes payable	3,260	2,064
Liabilities available-for-sale	—	51,431

Total liabilities	279,690	295,716

Shareholders’ equity:
Capital stock, without par value:	—	—
Class A shares — Issued and outstanding 13,155,995 shares at December 31, 2004 and 4,999,995 shares issued and outstanding at December 31, 2003	—	—
Class B shares — None authorized at December 31, 2004 and authorized 15,000 shares, issued and outstanding 531.68 shares at December 31, 2003	—	—
Class C shares — None authorized at December 31, 2004 and authorized 10,000 shares, issued and outstanding 0 shares at December 31, 2003	—	—
Additional paid-in capital	98,690	26,866
Retained earnings	15,727	8,297
Accumulated other comprehensive income, net of minority interest and taxes	820	1,234

Total shareholders’ equity	115,237	36,397

Total liabilities and shareholders’ equity	$394,927	332,113

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Consolidated Statements of Operations
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(Dollars in thousands, except per share data)
Premiums earned	$148,702	108,294	63,290
Net investment income	10,048	6,499	5,075
Net realized investment gains	50	1,932	2,438
Other	—	—	400

Total revenues	158,800	116,725	71,203

Losses and loss expenses	89,066	81,004	45,402
Amortization of deferred policy acquisition costs	33,872	25,237	15,429
Other operating expenses	13,542	11,757	8,782
Interest expense on the redemption of Class B shares	518	—	—
Interest expense	1,498	1,548	590

Total expenses	138,496	119,546	70,203

Income (loss) before gain (loss) on sale of minority interest in subsidiary, net	20,304	(2,821)	1,000
Gain (loss) on sale of minority interest in subsidiary, net of transaction fees	—	(503)	9,659

Income (loss) before minority interest and income tax	20,304	(3,324)	10,659
Minority interest	—	(409)	186
Income tax (benefit) expense	6,583	(1,681)	6,070

Net income (loss) before discontinued operations and cumulative effect of change in accounting principle	13,721	(1,234)	4,403
Discontinued operations, net of tax	1,259	1,548	881
Cumulative effect of change in accounting principle, net of tax	—	—	796

Net income	$14,980	314	6,080

Basic net income per share:
Net income (loss) before discontinued operations and cumulative effect of change in accounting principle	$1.29	(.25)	.88
Discontinued operations, net of tax	.12	.31	.18
Cumulative effect of change in accounting principle, net of tax	—	—	.16

Net income	$1.41	.06	1.22

Diluted net income per share:
Net income (loss) before discontinued operations and cumulative effect of change in accounting principle	$1.29	(.25)	.88
Discontinued operations, net of tax	.12	.31	.18
Cumulative effect of change in accounting principle, net of tax	—	—	.16

Net income	$1.41	.06	1.22

Weighted average of shares outstanding — basic	10,623,645	5,000,532	5,000,532

Weighted average of shares outstanding — diluted	10,653,316	5,000,532	5,000,532

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(Dollars in thousands)
Shareholders’ Equity
Capital stock:
Beginning of year	$—	—	—
Stock issued	—	—	—

End of year	—	—	—

Additional paid-in capital:
Beginning of year	26,866	26,460	26,460
Issuance of common shares	77,931	—	—
Issuance costs	(1,298)	—	—
Redemption of Class B shares	(5,000)	—	—
Vesting of restricted shares	191	—	—
Gain on sale of minority interest in subsidiary, net of tax	—	406	—

End of year	98,690	26,866	26,460

Retained earnings:
Beginning of year	8,297	7,983	1,903
Net income	14,980	314	6,080
Dividend of subsidiary available for sale	(7,025)	—	—
Dividend to shareholders	(525)	—	—

End of year	15,727	8,297	7,983

Accumulated other comprehensive income, net of taxes:
Beginning of year	1,234	1,953	1,339
Unrealized holding (losses) gains arising during the period, net of reclassification adjustment	144	(562)	586
Unrealized holding (losses) gains arising during the period, discontinued operations	—	(157)	28
Dividend of subsidiary available for sale	(558)	—	—

End of year	820	1,234	1,953

Total shareholders’ equity	$115,237	36,397	36,396

Comprehensive Income
Net income	$14,980	314	6,080
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period:
Gross	298	1,054	3,278
Related federal income tax expense	(121)	(360)	(1,083)

Net unrealized gains	177	694	2,195

Reclassification adjustment for gains included in net income
Gross	50	1.932	2,438
Related federal income tax expense	(18)	(676)	(829)

Net reclassification adjustment	33	1,256	1,609

Other comprehensive (loss) income	144	(562)	586
Other comprehensive (loss) income, discontinued operations	(558)	(157)	28

Total other comprehensive (loss) income	(414)	(719)	614

Total comprehensive income(loss)	$14,566	(405)	6,693

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(Dollars in thousands)
Cash flows provided by operating activities:
Net income	$14,980	314	6,080
Adjustments:
Deferred retroactive reinsurance gain	—	(2,506)	(1,106)
Minority interest	—	(409)	186
Net realized investment gains	(50)	(1,932)	(2,438)
Gain on the sale of minority interest in subsidiary	—	(313)	(10,109)
Deferred federal income tax (benefit) expense	(2,512)	(3,205)	3,810
Federal income tax expense included in additional paid-in capital	—	(1,418)	—
Cumulative effect of change in accounting principle	—	—	(796)
Discontinued operations	(1,259)	(1,548)	(881)
Restricted stock compensation	191	—	—
Changes in assets and liabilities:
Premiums in course of collection, net	(2,061)	(10,198)	1,725
Deferred policy acquisition costs	(5,697)	(5,441)	(2,562)
Prepaid reinsurance premiums	(2,682)	389	(603)
Reinsurance recoverable on paid, unpaid losses, and retroactive, net	8,660	7,160	23,748
Federal income taxes payable	1,196	1,165	977
Losses and loss expense reserves	24,000	38,381	(3,143)
Unearned premiums	19,996	23,164	15,725
Funds held under retroactive reinsurance contract	—	(11,089)	(9,289)
Receivable from subsidiary available for sale	26,687	(12,034)	(15,608)
Discontinued operations	—	14,032	4,639
Other, net	(1,011)	(139)	16,530

Net cash provided by operating activities	80,438	34,374	27,424

Cash flows used in investing activities:
Purchases of equity securities	(60,755)	(114,454)	(59,761)
Purchase of fixed maturity securities available-for-sale	(193,030)	(129,094)	(83,522)
Purchase of fixed maturity securities held-to-maturity	—	(1,069)	—
Proceeds from sales of equity securities	48,797	111,206	48,751
Proceeds from sales and maturities of fixed maturities available-for-sale	49,807	93,232	51,822
Proceeds from maturities of fixed maturities held-to-maturity	325	1,100	975
Net proceeds from sale (purchases) of short-term investments	13,310	(3,004)	(1,615)
Discontinued operations	—	(9,909)	(6,283)

Net cash used in investing activities	(141,546)	(51,992)	(49,633)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	77,931	—	—
Issuance costs	(1,298)	—	—
Proceeds from the issuance of Trust Preferred Securities	—	10,000	15,000
Redemption of Class B shares	(5,000)	—	—
Principal payment on long term debt	(9,133)	(680)	(187)
Dividend paid to shareholders	(525)	—	—
Gain on sale of minority interest in subsidiary	—	(625)	—
Discontinued operations	—	7,500	10,000

Net cash provided by financing activities	61,975	16,195	24,813

Increase (decrease) in cash and cash equivalents	867	(1,423)	2,604
Cash and equivalents at beginning of year	5,814	7,237	4,633

Cash and equivalents at end of year	$6,681	5,814	7,237

Supplemental disclosure of cash flow information:
Interest paid	$1,632	1,521	550

Federal income taxes paid	$7,900	3,540	1,234

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

(1)	Basis of Presentation

(a)	Organization

ProCentury Corporation (formerly known as ProFinance Holdings Corporation) (ProCentury or the Company) was formed on July 17, 2000 by Colonial Banc Corp., Richmond Mutual Bancorporation, Inc., DCB Financial Corp., Ohio Heritage Bancorp Inc., Ohio Valley Banc Corp., Stonehenge Opportunity Fund, LLC, and a group of individual investors including members of management. On July 7, 2003, ProFinance Holdings Corporation’s name was changed to ProCentury Corporation.

On October 5, 2000, ProCentury acquired Century Surety Company (Century) (and its subsidiaries, Evergreen National Indemnity Company (Evergreen), Continental Heritage Insurance Company (Continental), and CSC Insurance Agency, Inc.) from Century Business Services, Inc. and acquired ProCentury Insurance Agency, Inc. (PIA) (formerly Century Workers’ Compensation Agency, Inc.) from Avalon National Corporation. ProCentury and its subsidiaries are collectively referred to herein as the Company.

In 2001, ProCentury authorized 5,000 nonvoting $0 par Class B and 10,000 nonvoting $0 par Class C common shares. In September 2001, ProCentury issued 531.68 Class B shares to an unrelated third party for $5.0 million.

In 2002 and 2003, the Company sold approximately 69.65% of the outstanding shares of Evergreen in a series of transactions, see further information in Note 3. As of December 31, 2003, the Company owned 65.06% of the voting shares of Evergreen and approximately 23.06% of the economic interest in Evergreen.

On April 26, 2004, the Company issued 8,000,000 common shares in an initial public offering (the “IPO”) and received net proceeds (before expenses) of $77.9 million, based on an initial public offering price of $10.50. The following transactions occurred in connection with the IPO:

•	Immediately prior to the completion of the IPO, each outstanding Class A common share was converted into 500 common shares. After the conversion, but prior to the completion of the IPO, the Company had 4,999,995 Class A common shares outstanding. The share conversion is reflected for all periods presented;

•	Immediately prior to the completion of the IPO, the common shares of Evergreen were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders;

•	The Company issued 8,000,000 Class A common shares and received net proceeds (before expenses) of $77.9 million;

•	The Company granted 101,200 restricted common shares and 364,000 stock options to certain employees of ProCentury;

•	The Company repaid $8.7 million of bank indebtedness outstanding at the closing of the IPO;

•	The Company redeemed all of its outstanding Class B common shares for an aggregate redemption price of $5.0 million and recorded interest expense of $518,000 in connection with the redemption; and
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

•	The Company amended its articles of incorporation to eliminate the authority to issue Class B and Class C common shares.

In addition, on August 5, 2004 the Company issued 54,800 of additional restricted common shares to certain employees of Pro-Century.

Century markets and underwrites general liability, commercial property, multi-peril, and limited bonding coverages to commercial and individual customers through independent and affiliated agents throughout the United States. The Company writes business on both an admitted and nonadmitted basis in 48 states and the District of Columbia, on an admitted basis only in six states and on a nonadmitted basis only in 42 states and the District of Columbia. Century competes with other property and casualty insurance companies and is subject to the regulations of certain state and federal agencies and undergoes periodic financial examinations by those regulatory authorities.

Following is a description of the most significant risks facing the Company and how the Company mitigates those risks:

•	Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will occur and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those recorded in the consolidated financial statements. This risk is reduced by underwriting and loss adjusting practices that identify and minimize the adverse impact of these risks.

•	Credit Risk is the risk that issuers of securities owned by the Company will default or other parties, including reinsurers that owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy and by maintaining reinsurance and credit and collection policies.

•	Interest Rate Risk is the risk that interest rates will change and cause a change in the value of an insurer’s investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer may have to sell assets prior to maturity and recognize a gain or loss.

•	Ratings Risk is the risk that rating agencies change their outlook or rating of Century. The rating agencies generally utilize proprietary capital adequacy models in the process of establishing ratings for Century. Century is at risk to changes in these models and the impact that changes in the underlying business that it is engaged in can have on such models. To mitigate this risk, Century maintains regular communications with the rating agencies and evaluates the impact of significant transactions on such capital adequacy models and considers the same in the design of transactions to minimize the adverse impact of this risk.

•	Significant Business Concentrations: As of December 31, 2004, the Company did not have a material concentration of financial instruments in a single investee or geographic location. Also, the Company did not have a concentration of business transactions with a particular distribution source, a market or geographic area in which business is conducted that makes it overly vulnerable to a single event which
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

could cause a severe impact to the Company’s financial position. The Company did, however, have a concentration of business transactions with a particular customer. See Note 12(d).

•	Reinsurance: The Company has entered into reinsurance contracts to cede a portion of its business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts, which totaled $40.4 million as of December 31, 2004. The ceding of risk does not discharge the original insurer from its primary obligation to the contract holder. The Company is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize the Company’s exposure to the insolvency of its reinsurers, the Company evaluates the acceptability and reviews the financial condition of each reinsurer annually. The Company’s policy is to use only those reinsurers that have an A.M. Best rating of “A-” (excellent) or better and that have at least $500 million in policyholders’ surplus, or Lloyds of London syndicates that have an A.M. Best rating of “A-” (excellent) or better. See Note 5.

(b) Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Immediately prior to the completion of the IPO, the common shares of Evergreen and its wholly owned subsidiary, Continental were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders. Prior to the dividends, Evergreen was a 30.35% controlled subsidiary of Century. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.

In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenue and expenses for the reporting period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss expense reserves, the recoverability of deferred policy acquisition costs, the determination of federal income taxes, the net realizable value of reinsurance recoverables, and the determination of other-than-temporary declines in the fair value of investments. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are generally reflected in current operations.

(c) Consolidation Policy

The consolidated financial statements include the accounts of ProCentury and its wholly owned subsidiaries.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

In 2003 and 2002, the Company owned a controlling interest of Evergreen and therefore, consolidated 100% of Evergreen’s assets, liabilities, revenues, and expenses, with reductions on the balance sheets and statements of operations for the minority shareholders’ proportionate interest in Evergreen’s equity and earnings (see Note 3). As of the IPO, Evergreen is no longer a subsidiary of the Company (see Note 1(a)).

All significant intercompany balances and transactions have been eliminated.

(d) Investment Securities

The Company classifies its fixed maturity and equity securities into one of two categories: held-to-maturity or available-for-sale. Held-to-maturity securities are those securities that the Company has the ability and intent to hold the security until maturity. All securities not classified as held-to-maturity are classified as available-for-sale.

Held-to-maturity fixed maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts to maturity date using the effective interest method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect and minority interest, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income within shareholders’ equity, until realized.

For mortgage-backed securities, the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Any resulting adjustment is included in net investment income. All other investment income is recorded using the interest-method without anticipating the impact of prepayments.

Realized gains or losses represent the difference between the book value of securities sold and the proceeds realized upon sale, and are recorded on the trade date. The Company uses the specific identification method to determine the cost of securities sold.

Under the Company’s accounting policy for equity securities and fixed-maturity securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time.

For other fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the security; and current economic conditions.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned.

Prior to May 2003, gains or losses resulting from the sale or issuance of a consolidated subsidiary’s stock are included in the consolidated statements of operations. Beginning in May 2003, such gains or losses are excluded from earnings and are reported within shareholders’ equity. See Note 3.

(e) Premiums in Course of Collection

Premiums in course of collection include amounts due from agents and amounts relating to assumed reinsurance. These balances are stated net of certain commission payable amounts, prepaid agents’ balances, and allowance for uncollectible premiums in course of collection. The Company evaluates the collectibility of premiums in course of collection based on a combination of factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific allowance for bad debt against amounts due is recorded to reduce the net receivable to the amount believed to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due using the Company’s historical experience of write-offs. The allowance for uncollectible premiums in course of collection was $79,000 and $204,445, at December 31, 2004 and 2003, respectively.

(f) Loss and Loss Expense Reserves

Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. The Company uses actuarial methodologies to assist in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. The loss and loss expense reserves are not discounted.

(g) Premium Earned and Unearned

Insurance premiums are earned in proportion to the insurance coverage provided, which is generally on the daily pro-rata basis and are stated after deduction for reinsurance placed with other insurers and reinsurers. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

(h) Deferred Policy Acquisition Costs

The Company defers commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums. The amounts that are not considered realizable are charged as an expense through amortization of deferred policy acquisition costs.

(i) Reinsurance Ceded

In the ordinary course of business, Century reinsures certain risks, generally on an excess-of-loss basis, with other insurance companies which primarily are rated “A-” or higher by A.M. Best on the date that the agreement is entered into. Such reinsurance arrangements serve to limit the Company’s maximum loss.

Reinsurance does not discharge the Company from its primary liability to policyholders, and to the extent that a reinsurer is unable to meet its obligations, the Company would be liable.

Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts. Reinsurance recoverables on paid and unpaid losses, net, are established for the portion of our loss and loss expense reserves that are ceded to reinsurers and are reported separately as assets, net of any valuation allowance. Reinsurance recoverables on paid and unpaid losses are accounted for and reported separately as assets, net of any valuation allowance, while ceded premiums payable are reported separately as liabilities. Reinsurance premiums paid and reinsurance recoveries on claims incurred are deducted from the respective revenue and expense accounts. The estimated valuation allowance on reinsurance recoverables on paid and unpaid losses at December 31, 2004 and 2003 was $1.3 million and $1.4 million, respectively.

(j) Negative Goodwill

On October 5, 2000, ProCentury acquired 100% of the outstanding shares of Century and PIA for $30.5 million. The acquisition was accounted for using the purchase method of accounting. The total purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based upon the respective fair values as of the date of acquisition. The excess of the fair value of net identifiable assets acquired over the purchase price, after reducing noncurrent and nontangible assets, was $514,000, which was recorded as negative goodwill. This negative goodwill is a combination of $1.5 million of tax deductible goodwill that was recognized with the purchase of PIA and $2.0 million of unallocated negative goodwill related to the reorganization that occurred on October 5, 2000.

Negative goodwill is the excess of the fair value of the net assets over the price paid to acquire a company, reduced by accretion and any subsequent valuation adjustments. Negative goodwill is accreted on a straight-line basis over the expected periods to be benefited, which is generally 5 years. The accumulated accretion of goodwill was $128,000 at December 31, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which addresses financial account-
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

ing and reporting standards for goodwill and other intangible assets. Upon adoption, SFAS No. 142 requires that any unaccreted negative goodwill from a business combination for which the acquisition date was before July 1, 2001, be included in income. The Company adopted the provisions of SFAS No. 142 on January 1, 2002 and the remaining negative goodwill of $385,000 and the related tax benefit of $411,000, totaling $796,000, was recorded as income as a cumulative effect of a change in accounting principle in the accompanying 2002 consolidated statement of operations.

(k) Federal Income Taxes

Prior to January 1, 2003, ProCentury and its subsidiaries, including Evergreen and Continental, filed a consolidated federal income tax return in accordance with a tax sharing agreement. Each entity within the consolidated group pays its share of federal income taxes primarily based on separate return calculations. ProCentury’s tax sharing agreement with its subsidiaries allowed it to make certain Internal Revenue Code (“Code”) elections in its consolidated federal tax return. In the event such code elections are made, any benefit or liability is the responsibility of ProCentury and is not accrued or paid by the subsidiary.

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.

The Company utilizes the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

Beginning on January 1, 2003, Evergreen was no longer eligible to be a member of ProCentury’s consolidated tax group and therefore no longer participated in ProCentury’s tax sharing agreement (see Note 3). However, until April of 2004, Evergreen’s taxes were consolidated in the accompanying financial statements as Evergreen continued to be a consolidated subsidiary. All other consolidated subsidiaries continue to participate in ProCentury’s tax sharing agreement.

(l) Net Income Per Share

Basic net income per share excludes dilution and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common shares (common share equivalents) were exercised. When inclusion of common share equivalents increases the
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

EPS or reduces the loss per share, the effect on earnings is antidilutive. Under these circumstances, diluted net income per share is computed excluding the common share equivalents.

On April 21, 2004, the Company’s Class A common shares split on a 500 to 1 basis. Prior periods’ share and per share data has been adjusted to reflect this split. On April 26, 2004, the Company issued 8,000,000 common shares and 101,200 restricted common shares, which are reflected in the Company’s share and per share data for all periods after April 26, 2004. In addition, on August 5, 2004, the Company issued an additional 54,800 restricted common shares which are reflected in the Company’s share and per share data for all periods after August 5, 2004.

Pursuant to disclosure requirements contained in SFAS No. 128, Earnings per Share, the following information represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the Company’s consolidated condensed financial statements.

	For the Year Ended December 31, 2004

	(dollars in thousands except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic Net Income Per Share
Net income before discontinued operations and cumulative effect of change in accounting principle	$13,721	10,623,645	$1.29
Effect of Dilutive Securities
Restricted common shares	—	29,671	.00

Diluted EPS
Net income before discontinued operations and cumulative effect of change in accounting principle	$13,721	10,653,316	$1.29

The Company’s stock option grants are considered anti-dilutive at December 31, 2004 as the average market price was less than the exercise price. Diluted EPS is the same as Basic EPS for the year ended December 31, 2003 and 2002 because the Company had no common share equivalents granted during those periods.

(m) Comprehensive Income

Comprehensive income encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income and changes in net unrealized investment gains and losses on fixed maturity investments classified as available-for-sale and equity securities, net of minority interest and taxes.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

(n) Fair Value Disclosures

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

•	Cash and short-term investments — The carrying amounts reported approximate their fair value.

•	Investment securities — Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. Fair values for equity securities, consisting of preferred and common stocks and bond mutual funds, are based on quoted market prices or independent pricing services. Fair value disclosures for investments are included in Note 2.

•	Other — The carrying amounts reported for premiums in the course of collection, reinsurance recoverables, accrued investment income, and other assets approximate their fair value. The Company’s long term debt, accrued expenses and other liabilities, reinsurance balances payable, and reinsurance payable on paid losses are either short term in nature or based on current market price, which also approximates fair value.

(o) Share-Based Compensation

The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), and other related accounting interpretations for the Company’s share option and restricted common share plans utilizing the “intrinsic value method.” The Company also follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for the Company’s share option grants, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure; an amendment of FASB Statement No. 123. This disclosure requires pro forma net income (loss) and earnings (loss) per share information, which is calculated assuming the Company has accounted for its stock option plans under the “fair value method” described in SFAS No. 123 and SFAS No. 148.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

If the Company recorded compensation expense for its share option grants based on the “fair value method,” the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts as indicated in the following table:

	For the Year Ended
	December 31,

	2004	2003	2002

Net income (loss):
As reported	$14,980	314	6,080
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	124	—	—

Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(677)	—	—

Pro Forma	$14,427	314	6,080

Basic income loss per common share:
As reported	$1.41	.06	1.22

Pro Forma	$1.36	.06	1.22

Diluted income loss per common share:
As reported	$1.41	.06	1.22

Pro Forma	$1.35	.06	1.22

No share option or restricted common share-based compensation expense is included in reported net income (loss) for any period presented for 2003 or 2002, as the Company had no common share equivalents granted during 2003 or 2002.

The fair values of the share options and restricted common shares are estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended
December 31,
2004

Risk free interest rate	3.74%
Dividend yield	0.76%
Volatility factor	23.14%
Weighted average expected option life	6.15 Years

(p) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95,
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective for the Company as of the beginning of the first period that begins after June 15, 2005. As permitted by SFAS 123R, the Company will adopt the Statement effective July 1, 2005 using the modified prospective method. The Company expects to report stock compensation expense of approximately $482,000, net of tax, in the second half of 2005 due to the adoption of SFAS 123R.

(q) Reclassifications

Certain 2003 and 2002 amounts have been reclassified in order to conform to the 2004 presentation.

(2)	Investments

The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturity securities classified as held-to-maturity were as follows:

	December 31, 2004

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U.S. Treasury securities	$89	13	—	102
Agencies not backed by the full faith and credit of the U.S. Government	1,053	1	—	1,054

Total	$1,142	14	—	1,156

	December 31, 2003

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U.S. Treasury securities	$416	17	—	433
Agencies not backed by the full faith and credit of the U.S. Government	1,065	13	—	1,078

Total	$1,481	30	—	1,511

(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities classified as available-for-sale were as follows:

	December 31, 2004

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Fixed maturities:
U.S. Treasury securities	$4,169	35	(32)	4,172
Agencies not backed by the full faith and credit of the U.S. Government	16,805	98	(84)	16,819
Obligations of states and political subdivisions	119,893	1,225	(399)	120,717
Corporate securities	46,249	200	(300)	46,149
Mortgage-backed securities	33,148	276	(48)	33,376
Collateralized mortgage obligations	23,825	72	(120)	23,777
Asset-backed securities	18,383	135	(127)	18,391

Total fixed maturities	262,470	2,041	(1,110)	263,401

Equities:
Equity securities	17,944	458	(174)	18,228
Bond mutual funds	18,943	3	(25)	18,921

Total equities	36,887	461	(199)	37,149

Total	$299,358	2,501	(1,309)	300,550

(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

	December 31, 2003

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Fixed maturities:
U.S. Treasury securities	$4,172	118	(18)	4,272
Agencies not backed by the full faith and credit of the U.S. Government	18,128	71	(122)	18,077
Obligations of states and political subdivisions	7,909	16	(145)	7,780
Corporate Securities	35,671	382	(122)	35,931
Mortgage-backed securities	25,011	356	(6)	25,361
Collateralized mortgage obligations	8,611	38	(74)	8,575
Asset-backed securities	21,199	196	(121)	21,274

Total fixed maturities	120,701	1,177	(608)	121,270

Equities:
Equity securities	16,041	428	(75)	16,394
Bond mutual funds	8,882	24	(-)	8,906

Total equities	24,923	452	(75)	25,300

Total	$145,624	1,629	(683)	146,570

Under the Company’s accounting policy for equity securities and fixed-maturity securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time.

For other fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the security; and current economic conditions.

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment. No other-than-temporary declines were realized in the year ended December 31, 2004. For the year ended December 31, 2003 and 2002, one fixed maturity security was written down in the amount of $87,000 and one fixed maturity security was written down in the amount of $38,000, respectively, which were included as a realized loss in the accompanying consolidated condensed statements of operations.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

The estimated fair value, related gross unrealized loss, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	December 31, 2004

	Less than 12 months		12 months or longer		Total

		Gross	Estimated	Gross	Estimated	Gross
	Estimated	unrealized	fair	unrealized	fair	unrealized
	fair value	loss	value	loss	value	loss

Fixed maturities:
U.S. Treasury securities	$2,068	(19)	571	(13)	2,639	(32)
Agencies not backed by the full faith and credit of the U.S. Government	3,339	(29)	5,876	(55)	9,215	(84)
Obligations of states and political subdivisions	30,763	(346)	3,441	(53)	34,204	(399)
Corporate securities	20,509	(203)	7,224	(97)	27,733	(300)
Mortgage-backed securities	6,542	(38)	1,388	(10)	7,930	(48)
Collateralized mortgage obligations	9,908	(99)	3,153	(21)	13,061	(120)
Asset-backed securities	3,175	(26)	6,319	(101)	9,494	(127)

Total fixed maturities	76,304	(760)	27,972	(350)	104,276	(1,110)
Equities:
Equity securities	4,305	(151)	760	(23)	5,065	(174)
Bond mutual funds	15,619	(25)	—	—	15,619	(25)

Total equities	19,924	(176)	760	(23)	20,684	(199)

Total	$96,228	(936)	28,732	(373)	124,960	(1,309)

The Company had no held-to-maturity securities with an unrealized loss at December 31, 2004. At December 31, 2004, the Company had 40 fixed maturity and equity securities that have been in an unrealized loss position for one year or longer. Thirty-eight of these securities are investment grade, of which 35 of these securities are rated A1/ A or better (including 23 securities which are rated AAA). The three remaining investment grade securities are rated BBB and have a fair value equal to 99.6% of their book value as of December 31, 2004. The two equity securities are not investment grade and had a fair value equal to 97.0% of their book value as of December 31, 2004. All 40 securities are current on interest and principal. Management believes the declines are temporary and are not indicative of other-than-temporary impairments.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

Fixed maturities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	December 31, 2004

	Amortized	Estimated
	cost	fair value

Held-to-maturity:
Due in one year or less	$—	—
Due after one year through five years	1,053	1,053
Due after five years through ten years	—	—
Due after ten years	89	103

	$1,142	1,156

Available-for-sale:
Due in one year or less	$2,184	2,203
Due after one year through five years	54,358	54,205
Due after five years through ten years	57,070	57,581
Due after ten years	73,502	73,868
Mortgage-backed, collateralized obligations and asset-backed	75,356	75,544

	$262,470	263,401

The components of net investment income in 2004, 2003 and 2002 were as follows:

	Year ended December 31

	2004	2003	2002

Interest on fixed maturity investments	$8,781	5,778	4,834
Dividends on equity securities	1,904	1,255	207
Interest on cash and short-term investments	199	121	370

	10,884	7,154	5,411
Less investment expenses	836	655	336

	$10,048	6,499	5,075

(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

All investments in fixed-maturity securities were income producing during 2004, 2003 and 2002. Net realized investment gains, including other-than-temporary impairments, were as follows:

	Year ended December 31

	2004	2003	2002

Realized gains (losses):
Fixed maturities:
Gross realized gains	$289	713	2,552
Gross realized losses	(240)	(538)	(128)

Total fixed maturities	49	175	2,424

Equity securities:
Gross realized gains	294	1,900	18
Gross realized losses	(293)	(143)	(4)

Total equity securities	1	1,757	14

Net realized investment gains	$50	1,932	2,438

For the years ended December 31, 2004, 2003 and 2002, net income tax expense on net realized investment gains were $18,000, $676,000, and $829,000, respectively.

Proceeds from the sale of fixed maturity securities available-for-sale were $28.0 million, $72.6 million, and $42.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The change in unrealized appreciation on investments recorded in shareholders’ equity and in other comprehensive income is as follows:

	Year ended December 31

	2004	2003	2002

Fixed maturities securities	$363	(1,112)	771
Equity securities	(115)	234	69

Change in unrealized appreciation on investments before adjustment to taxes	248	(878)	840
Change in deferred income taxes	103	(316)	254

Change in net unrealized appreciation on investments, net of tax	$144	(562)	586

Century held fixed maturity securities with a carrying value of approximately $7.1 million and $4.7 million on deposit with regulatory authorities as required by law at December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, Century maintained a trust fund (consisting of cash and investments) with a combined carrying value of approximately $234,000 and $235,000, respectively. The assets of the trust are recorded as cash and investments and are held as security for unearned premiums and outstanding loss reserves under an assumed reinsurance contract.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

(3)	Sale of Minority Interest of Evergreen

In 2002 and through March of 2003, ProCentury sold a total of 49.8% of Evergreen (25.0% of the voting shares) in three transactions in order to raise capital to support current operations. The intent at the time of these transactions was to retain a controlling interest in Evergreen. In May of 2003, management of the Company began initial discussions and contemplation concerning adopting a formal plan of reorganization, that would be contingent on the successful completion of an initial public offering (IPO), that included the disposition of the remaining shares of Evergreen (see further discussion below).

In 2002, Evergreen created two additional classes of nonvoting common shares. The nonvoting Class B shares are $1 par with 25,000 shares authorized of which 18,000 were issued through a stock dividend to Century. The Class B shares have all of the same characteristics as the Class A shares except there are no voting rights. The Class C shares are $1 dollar par with 100 shares authorized. The liquidation preferences for all classes of common stock are as follows:

(a)	The Class A and B shareholders are entitled to receive (on a pro rata basis) the lesser of the total amount of the liquidation proceeds or $25 million.

(b)	The Class C shareholders are entitled to receive (on a pro rata basis) the lesser of the amount of liquation proceeds (net of the first distribution as defined in (a) above) or $5 million per Class C share plus 5% per annum simple interest thereon between the date of issuance of such Class C share and the date of the liquidation event.

(c)	Any liquidation proceeds remaining after the previous distributions are distributed to the Class A and B and C shareholders on a pro rata basis.

In April 2002, Century sold 599 Class A shares and 4,177 Class B shares of Evergreen for net proceeds of $5.0 million to a nonvoting shareholder of ProCentury. Simultaneously, Evergreen issued to the nonvoting shareholder of ProCentury 1 Class C share for net proceeds of $5.0 million. In December 2002, Century sold 599 Class A shares and 4,177 Class B shares of Evergreen for net proceeds of $5.0 million. Simultaneously, Evergreen issued to the acquirer of the shares 1 Class C share for net proceeds of $5.0 million. These transactions resulted in a pretax gain of $10,109,329, which is included, net of transaction fees of $450,000, in the accompanying 2002 consolidated statement of operations.

In March 2003, Century sold 299.5 Class A shares and 2,088.5 Class B shares of Evergreen for net proceeds of $2.8 million. Simultaneously, Evergreen issued to the acquirer .5 Class C share for net proceeds of $2.5 million. This transaction resulted in a pretax gain of $312,500, which is included, net of transaction fees of $215,000, in the accompanying 2003 consolidated statement of operations.

In May of 2003 management of the Company began discussions and contemplation of adopting a formal plan of reorganization which included the disposition of the remaining interests of Evergreen. At this point, the Company determined that the result of all subsequent sales of subsidiary stock would be required to be reflected directly in shareholders’ equity, rather than in the statement of operations. This plan was formalized and approved at the November 2003 board meeting. As part of this plan, in August 2003 Century sold 299.5 Class A shares and 2,088.5 Class B shares for net proceeds of $2.8 million. Simultaneously, Evergreen issued to the acquirer of the shares .5 Class C share for net proceeds of $2.5 million. In addition, in December 2003, Century sold 299.5 Class A shares and 2,088.5 Class B
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

shares for net proceeds of $2.8 million. Simultaneously, Evergreen issued to the acquirer .5 Class C share for net proceeds of $2.5 million. These transactions resulted in a pretax gain of $625,000 ($406,250 after tax gain), which is included as additional paid in capital in the accompanying 2003 consolidated balance sheet. In addition, transaction fees related to these sales of $600,000 are recorded in the 2003 consolidated statement of operations. The remaining interest in Evergreen was distributed as a dividend to existing shareholders in 2004.

As a result of the aforementioned transactions, effective January 1, 2003, Evergreen is no longer part of the consolidated ProCentury federal income tax return.

In conjunction with these transactions, Century entered into an agreement with the parties that purchased the shares of Evergreen that guarantees that (a) Evergreen’s loss reserves (including claim reserves, contingent commissions and unrecoverable reinsurance balances) as of the date of the sale of securities are adequate to pay Evergreen’s actual losses incurred prior to that date and (b) that Evergreen’s net unearned premiums for business in force, as reflected in Evergreen’s balance sheet at that date, will not run off at more than a 100% combined ratio. In 2003, the Company made an estimate related to these guarantees, approximately $919,000 of this amount was charged to expense in the accompanying 2003 consolidated statement of operations and $465,000 was contributed to Evergreen in order to restore Evergreen’s statutory surplus to $30.0 million. Effective January 1, 2004, the guarantee was assumed by Evergreen.

(4)	Loss and Loss Expense Reserves

The rollforward of loss and loss expense reserves are summarized as follows:

	Year ended December 31

	2004	2003	2002

Loss and loss expense reserves at beginning of year, as reported	$129,236	90,855	93,998
Less reinsurance recoverables on unpaid losses at beginning of year	36,739	31,853	45,054

Net loss and loss expense reserves at beginning of year	92,497	59,002	48,944

Provision for loss and loss expenses incurred for claims related to:
Current year	78,015	53,961	28,628
Prior years	11,051	27,043	16,774

Total incurred	89,066	81,004	45,402

Losses and loss expense payments for claims related to:
Current year	22,095	15,932	9,503
Prior years	35,717	31,577	25,841

Total paid	57,812	47,509	35,344

Net loss and loss expense reserves at end of year	123,751	92,497	59,002
Plus reinsurance recoverables on unpaid losses at end of year	29,485	36,739	31,853

Loss and loss expense reserves at end of year, as reported	$153,236	129,236	90,855

The Company increased incurred loss and loss expenses attributable to insured events of prior periods by approximately $11.1 million, $27.0 million and $16.8 million in 2004, 2003 and 2002, respectively.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

A significant portion of these increases resulted principally from construction defect claims in the other liability line, which were new types of claims that were not anticipated when the Company wrote these policies primarily between 1994 and 1998. In 2004, 2003 and 2002, the Company received an unanticipated increased number of construction defect claims predominantly related to insureds that operated as sub-contractors primarily in the state of California. Prior to 2000, most construction defect litigation was targeted at general contractors and housing developers. However, as their policy limits became eroded due to the vast number of litigants, plaintiff attorneys sought additional recoveries from sub-contractors. Consequently, with the increased number of claims reported, combined with higher than expected costs to defend these construction defect claims, the Company increased its estimates. The Company received 986, 1,084 and 921 new construction defect claim counts in 2004, 2003 and 2002, respectively. The increases in incurred losses related to construction defect reserves were approximately $8.3 million, $13.4 million and $10.4 million in 2004, 2003 and 2002, respectively.

In addition, during 2004, 2003 and 2002, the Company also incurred development above expectations on our non-construction defect casualty reserves that led to reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns. This reestimation resulted in approximately $4.6 million, $8.8 million and $3.1 million in 2004, 2003 and 2002, respectively of additional incurred loss and loss expenses.

We began writing commercial automobile coverage for vehicles and light trucks in 1997. The initial estimates for 1998 and 1999 were based on a relatively low level of claims reported to the Company. As of December 31, 1999, the Company’s expectations of claim reporting patterns were based on industry experience, since limited company experience was available. In the second quarter of 2000, the Company exited the commercial automobile line of business due to unsatisfactory underwriting results. In 2002, the Company increased the estimates by approximately $263,000. In 2003, the Company received 15 new claim counts and an increase in claims severity that was above expectation which caused an additional $1.4 million increase in estimates related to the commercial automobile line. In 2004, the Company again experienced an increase in severity above expectations that caused an additional $789,000 increase in estimates related to the commercial automobile line.

We offered workers’ compensation coverage from 1997 through January 2002. In December of 2001, the Company announced that this line of business was being exited due to unsatisfactory underwriting results and the lack of availability of acceptable reinsurance. The Company’s change in reserve estimates for the workers’ compensation line for 2004, 2003, and 2002 was approximately $664,000, $1.2 million and $3.0 million, respectively. These reestimations were due to changes in the selected development patterns on the 2000 to 2002 accident years, as the number of claims, claim severity and the cost to settle the claims were above expectation.

In addition, in 2004, the Company experienced negative case incurred development on the property line which caused favorable changes to the selected development patterns that resulted in $3.3 million of favorable development.

Management believes the loss and loss expense reserves make a reasonable provision for expected losses, however, ultimate settlement of this amount could vary significantly from that recorded.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

(5)	Reinsurance

In the ordinary course of business, Century assumes and cedes reinsurance with other insurers and reinsurers. These arrangements provide greater diversification of business and limit the maximum net loss potential on large risks. Excess of loss contracts in effect through December 31, 2004 generally protect against individual property and casualty losses over $500,000. Excess of loss contracts in effect for workers’ compensation losses protect against individual losses over $200,000. Additionally, from January 1, 2001 through June 30, 2001, and from July 1, 2001 through December 31, 2002 the first $200,000 in workers’ compensation losses were 80% and 60% ceded on a quota share basis, respectively. Catastrophe and clash coverage is also maintained. In addition, effective January 1, 2004, Century entered into a loss portfolio transfer and quota share arrangement with Evergreen and Continental whereby Century assumed all of Evergreen and Continental’s property and casualty, workers’ compensation, and commercial automobile lines of business and Evergreen assumed all of Century’s traditional surety lines of business.

Approximately 75% of the total reinsurance recoverable on paid and unpaid losses at December 31, 2004 was with reinsurance companies which had an A. M. Best rating of A or higher at December 31, 2004.

The amounts of ceded loss and loss expense reserves and ceded unearned premiums would represent a liability of the Company in the event that its reinsurers would be unable to meet existing obligations under reinsurance agreements.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	Year ended December 31

	2004	2003	2002

Premiums written:
Direct	$191,136	150,616	99,073
Assumed	269	(908)	1,469
Ceded	(25,381)	(17,869)	(22,180)

Net premiums written	$166,024	131,839	78,362

Premiums earned:
Direct	$171,718	127,114	83,550
Assumed	497	(551)	1,286
Ceded	(23,513)	(18,269)	(21,546)

Net premiums earned	$148,702	108,294	63,290

Losses and loss expenses incurred:
Direct	$106,492	99,156	45,599
Assumed	22	990	(2,570)
Ceded	(17,448)	(19,142)	2,373

Net losses and loss expenses incurred	$89,066	81,044	45,402

During 2001, one of Century’s reinsurers was placed into regulatory rehabilitation due to its financial impairment. In 2002, management estimated its unrecoverable outstanding ceded balances related to
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

this reinsurer and charged to expense $405,000. No amounts related to this reinsurer were charged to expense in 2004 or 2003.

In 1998 and 1999, the Company had both quota share and excess of loss reinsurance agreements with three reinsurance companies related to the workers’ compensation line of business. As of December 31, 2004, the Company had approximately $2.9 million of recoverables related to these reinsurance agreements, of which, $1.1 million related to the quota share agreements and $1.8 million related to the excess of loss agreements. During 2004, the Company lost binding arbitration with one of the reinsurers. This reinsurer was the only reinsurer on the quota share agreements and was a participant on the excess of loss treaties. The arbitration centered around the quota share agreements and did not fully contemplate evidence related to the excess of loss treaties. As such, the Company is pursuing further litigation on the collection of the excess of loss treaties and has fully reserved the collectibles related to the recoverable amounts on the quota share agreements. In addition, the Company has established an additional $200,000 reserve on the amounts recoverable related to the excess of loss treaties. The Company believes that it will ultimately prevail on the collection of the excess of loss recoverable amounts and are beginning to pursue collection related to the other two reinsurers. In 2003, the Company had $1.4 million reserved related to this matter.

(6)	Retroactive Reinsurance

Effective January 1, 2001, Century entered into a retroactive reinsurance treaty with a nonaffiliated reinsurer covering losses occurring on or before January 1, 2001, and unrecoverable reinsurance. The following activity occurred related to this reinsurance treaty:

	December 31

	2004	2003	2002

Reserves transferred:
Initial reserves	$—	20,000	20,000
Adjustments — prior years	—	(6,120)	4,400
Adjustments — current year	—	(13,880)	(10,520)

Reinsurance recoverables on retroactive reinsurance, end of year	$—	—	13,880

Funds held:
Consideration for reserves transferred	$—	20,000	20,000
Consideration paid in cash to reinsurer	—	(500)	(500)
Interest credited — prior years	—	2,109	878
Interest credited — current year	—	—	1,231
Paid losses recovered — prior years	—	(10,520)	—
Adjustments — current year	—	(11,089)	(10,520)

Funds held under retroactive reinsurance contract, end of year	$—	—	11,089

Century paid initial consideration of $500,000 which was included as an offset to the funds held under retroactive reinsurance contract. Under the terms of the contract the remaining consideration was
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

maintained in a funds held account which accrued interest for the benefit of the reinsurer at a contracted annual rate of 6.0% and 4.5% during 2002 and 2001, respectively.

The $4.4 million of additional transferred reserves during 2001 resulted in a deferred gain on retroactive reinsurance. The deferred gain is being amortized over the settlement period using the interest method. No additional reserves were transferred in 2002.

Interest on the funds held balance of $1.2 million and $878,000 was recorded as other operating expenses during 2002 and 2001, respectively. This amount was substantially offset by amortization of the deferred retroactive reinsurance gain of $1.1 million and $788,000 during 2002 and 2001, respectively, which was included in other operating expenses in the accompanying consolidated statements of operations. Paid losses of $10.5 million were reimbursed to Century under this contract in 2002 through a reduction of the funds held balance. No paid losses were reimbursed to Century under this contract in 2001.

Effective January 1, 2003, the retroactive reinsurance contract was commuted. The commutation resulted in a release of ceded reserves of $13.9 million, which was primarily offset by a release of the funds held account of $11.1 million and the release of the remaining deferred retroactive reinsurance gain of $2.5 million. The net of these transactions resulted in a $285,000 pre-tax loss in 2003, which was recorded as other operating expense in the accompanying 2003 statement of operations.

(7)	Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisitions costs deferred and amortized:

	Year ended December 31

	2004	2003	2002

Balance at beginning of year	$11,714	6,273	3,711
Policy acquisition costs deferred	39,569	30,677	17,991
Amortization of deferred policy acquisition costs	(33,872)	(25,237)	(15,429)

Balance at end of year	$17,411	11,714	6,273

Amortization of deferred policy acquisition cost for the year ended December 31, 2004 includes a reduction of amortization expense of $2.5 million relating to the transfer of capitalized acquisition costs from Evergreen and Continental for the property and casualty segment, which was partially offset by $1.9 million of capitalized acquisition costs for the surety business that was transferred from Century to Evergreen and Continental. These transactions occurred in conjunction with the termination of the intercompany pooling agreement and the implementation of the loss portfolio agreements discussed in the Company’s Registration Statement on Form S-1 (file No. 333-111794) in “The Evergreen and Continental Transactions.”

(8)	Long-Term Debt

(a)	Bank Debt

The Company borrowed $10.0 million from Eaton National Bank & Trust Co., a subsidiary of Colonial Banc Corp., a shareholder of the Company, on October 5, 2000. The initial terms of the note were
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

interest only for the first year at 9.5%, with the first quarterly payment due April 5, 2001. Beginning October 5, 2001, principal and interest payments of $327,889 were due quarterly at a rate adjusted to the prime rate of 5.5%. In April of 2002, the terms of the note were changed from quarterly principal and interest payments to quarterly interest only payments for the April 2002 payment and the next three consecutive quarters.

Beginning April 5, 2003, principal payments recommenced with principal and interest payments due quarterly with a maturity date of October 5, 2012. From October 5, 2002 to October 4, 2003, interest on the outstanding principal balance accrued at a floating rate of interest equal to the prime rate of interest at any given time. Beginning on October 4, 2003, the rate is adjusted annually to the current prime rate on October 5 until final maturity of the note on October 5, 2012. All of the stock of Century and PIA secure the loan. Accrued interest at December 31, 2003 was $93,358. The loan was paid in full in April 2004 with a portion of the proceeds from the Company’s IPO.

(b)	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures

On December 4, 2002, ProFinance Statutory Trust I (the “Trust”), a Connecticut statutory business trust formed by the Company, issued 15,000 floating rate capital securities (“Trust Preferred Securities”) generating gross proceeds of $15.0 million. Net proceeds were approximately $14.5 million, after deducting offering costs of $454,000. In addition, on May 15, 2003, ProFinance Statutory Trust II (the “Trust”), a Connecticut statutory business trust formed by the Company, issued 10,000 floating rate capital securities (“Trust Preferred Securities”) generating gross proceeds of $10.0 million. Net proceeds were approximately $9.7 million, after deducting offering costs of $300,000.

In December 2003, FASB issued Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), which required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. Public companies, including the Company, at a minimum, must apply the unmodified provisions of FIN 46 to entities that were considered “special-purpose entities” in practice and under applicable FASB pronouncements or guidance by the end of the first reporting period ending after December 15, 2003. Companies may apply either FIN 46 or FIN 46R to special-purpose entities at the initial effective date on an entity-by-entity basis. The Company has early adopted FIN 46R in its entirety as of December 31, 2003.

The Company’s special purpose entities where the Company is the primary beneficiary are the trusts that were established in connection with the issuance of mandatorily redeemable preferred securities. As a result of the adoption of FIN 46R, the Company deconsolidated these trusts as of December 31, 2003 in the accompanying 2003 consolidated balance sheet. This resulted in the Company classifying the trust preferred securities as long term debt and recording an increase of $733,000 in other assets and long term debt, both of which were previously eliminated when consolidating the trusts. In accordance with FIN 46R transition guidance, prior periods, were not restated. There was no other impact to the Company’s consolidated financial statements as a result of the adoption of FIN 46R.

The Trust Preferred Securities have a 30-year maturity and are redeemable by the Company at par on or after December 15, 2007 and May 15, 2008, respectively. Holders of the Trust Preferred Securities are
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

entitled to receive cumulative cash distributions accruing from the date of issuance and payable quarterly in arrears at a rate of 400 and 410 basis points, respectively, over the three-month London Interbank Offered Rates (“LIBOR”). The maximum distribution rate is 12.5% through December 4, 2007 and May 15, 2008, respectively. Under certain circumstances, the Company has the right to defer distributions and interest on the Trust Preferred Securities for up to five years. The obligations of the Trust are guaranteed by the Company with respect to distributions and payments of the Trust Preferred Securities. These distributions are recorded as interest expense in the accompanying consolidated statements of operations, as the Trust Preferred Securities are considered a debt instrument. Interest paid totaled $1.4 million and $1.1 million in 2004 and 2003, respectively. No interest was paid in 2002.

Proceeds from the sale of the Trust Preferred Securities were used to purchase the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”). The Debentures, which are the sole asset of the Trust, have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities. The Company has the right to defer payments of interest on the Debentures for up to five years.

Of the proceeds from the sale of the Trust Preferred Securities, ProCentury contributed and/or settled outstanding amounts with Century in the amounts of $9.0 million and $14.5 million in 2003 and 2002, respectively.

(c) Line of Credit

On September 8, 2004, the Company obtained a $5.0 million line of credit. As of December 31, 2004, no draws have been made. Interest on the note is payable quarterly and is based on a floating rate of LIBOR plus 2.5%. The note matures on September 8, 2006. Under the terms of the line of credit, 100% of the common shares of Century are pledge as collateral.

(9)	Federal Income Taxes

The components of the income tax (benefit) expense are as follows:

	Year ended December 31

	2004	2003	2002

Federal current tax expense	$9,095	1,524	2,260
Federal deferred tax (benefit) expense	(2,512)	(3,205)	3,810

Total federal income tax (benefit) expense	$6,583	(1,681)	6,070

(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

The income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% in 2004 and 2003 and 34% in 2002 to income before minority interest and income taxes as a result of the following:

	Years ended December 31,

	2004	2003	2002

Federal income tax expense at statutory rate	35.00%	35.00%	34.00%
Increase (decrease) attributable to:
Nontaxable interest income	(2.82)	0.07	(0.02)
Dividend received deduction net of proration	(.12)	5.63	—
Difference between the book and tax basis of Evergreen	—	9.33	25.07
Other nontaxable income	(.04)	1.00	—
Other	.40	(.46)	(2.10)

Total	32.42%	50.57%	56.95%

The tax effects of temporary differences that give rise to significant portions of the net deferred federal income tax asset/liability were as follows:

	December 31

	2004	2003

Unearned premiums not deductible	$5,093	$3,368
Loss and loss expense reserves discounting	6,621	4,114
Other, net	193	423

Total gross deferred tax assets	11,907	7,905
Less valuation allowance	—	—

Net deferred tax assets	11,907	7,905

Deferred policy acquisition costs	(6,094)	(4,196)
Difference between the book and tax basis of Evergreen	—	(1,666)
Unrealized appreciation on investments	(371)	(269)

Total gross deferred tax liabilities	(6,465)	(6,131)

Net deferred federal income tax asset	$5,442	$1,774

The Company is required to establish a valuation allowance for any portion of the gross deferred federal income tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred federal income tax assets through deductions against future earnings and, therefore, no such valuation allowance has been established.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

(10)	Employee Benefits

During 2004, the Company adopted and the shareholders’ approved a stock option plan that provided tax-favored incentive stock options (qualified options), non-qualified share options that do not qualify as tax-favored incentive share options (non-qualified options) and restricted shares to employees. The Company accounts for this plan in accordance with APB Opinion No. 25, under which no compensation cost is recognized until the shares vest.

With respect to qualified options, an officer may be granted an option to purchase shares at the grant date fair market value, payable as determined by the Company’s board of directors. An optionee must exercise an option within 10 years from the grant date. Full vesting of options granted occurs at the end of four years.

With respect to non-qualified options, an employee may be granted an option to purchase shares at the grant date fair market value, payable as determined by the Company’s board of directors. An optionee must exercise an option within 10 years from the grant date. Full vesting of options granted occurs at the end of three years.

The restricted share awards are issued as time-based awards. The time-based awards vest in equal installments upon the lapse of a period of time, typically over, four- and five-year periods and include both monthly and annual vesting periods. Compensation expense for restricted share awards is recognized over the respective vesting periods. The current year expense is not representative of the effect on net income for future years since each subsequent year will reflect expense for additional vested awards.

The Company may grant options for up to 1.2 million shares under the plan. Through December 31, 2004, the Company had granted 269,000 non-qualified options, 95,000 qualified options and 156,000 restricted shares under the share plan. For both non-qualified and qualified options, the option exercise price equals the stock’s fair market value on the date of the grant.

A summary of the status of the option plan at December 31, 2004, and changes during the year then ended are presented in the following table and narrative:

	December 31, 2004

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Outstanding at beginning of year	—	—
Granted	364,000	$10.50
Exercised	—	—
Forfeited	—	—
Outstanding at end of year	364,000	$10.50
Exercisable at end of year	75,611	$10.50
Weighted-average fair value of options granted during year		$9.65
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004:

Year ended
December 31,
2004

Risk free interest rate	3.97%
Dividend yield	0.76%
Volatility factor	23.14%
Weighted average expected option life	7 Years

Information on the range of exercise prices for options outstanding as of December 31, 2004, is as follows:

Average
		Remaining	Average		Average
	Outstanding	Contract	Exercise	Exercisable	Exercise
Price Range	Options	Life	Price	Options	Price

$ 10.50	364,000	9.3	$10.50	75,611	$10.50

A summary of all employee restricted share activity during the years ended December 31 follows:

	2004

		Weighted
	Number of	Average
Restricted Shares	Shares	Grant Price

Beginning of year	—	$—
Add (deduct):
Granted	156,000	10.32
Vested	(18,951)	10.44
Cancelled	—	—

End of year	137,049	$10.31

(11)	Transactions with Related Parties

(a) Evergreen-UNI

Century paid Evergreen-UNI (formerly an affiliate through significant shareholders of ProCentury) commissions for business produced for our surety business through an agency agreement of $12.0 million, and $7.1 million during 2003 and 2002. There were no amounts due to Evergreen-UNI at December 31, 2003. These amounts are included in discontinued operations. Effective with the IPO, Evergreen-UNI is no longer an affiliate of ProCentury.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

(c) Shareholders of ProCentury

In 2004, 2003 and 2002, ProCentury paid approximately $484,000, $1.9 million and $2.0 million, respectively in fees relating to various consulting agreements with certain shareholders of ProCentury, including the following significant agreements:

•	Software Agreements. These agreements were entered into in December 2000, as amended in December 2001 and May 2002. Pursuant to these agreements, the Company’s shareholders assisted us in the marketing of certain computer software that performs website building tasks to their customers and clients. These agreements were terminated as of June 30, 2002. Pursuant to these agreements the Company paid approximately $983,000 in 2002.

•	Accretive Agreements. These agreements were entered into as of July 1, 2002. Pursuant to these agreements, the Company’s shareholders assisted the Company in developing financial products and services to be offered to and through the community banks. These agreements terminated on December 31, 2003. Pursuant to these agreements the Company paid approximately $241,000, $966,000 and $244,000 in 2004, 2003 and 2002, respectively.

•	Stonehenge Monitoring Agreement. This agreement was entered into as of July 1, 2002. In connection with its investment in the Company, the Company has paid Stonehenge Opportunity Fund, LLC a monitoring fee for the time and effort it expended in monitoring its investment in the Company, which included reviewing and evaluating the financial statements, attending meetings with management and board of directors and consulting with the Company with respect to business and prospects. This agreement was terminated on December 31, 2003. Pursuant to this agreement the Company paid approximately $85,000, $342,000 and $87,000 in 2004, 2003 and 2002, respectively.

•	Full Circle Consulting Arrangement. This agreement was effective from October 5, 2000 until December 31, 2003. Pursuant to this agreement, the Company paid Full Circle Holdings, LTD fees for managing the investment in the Company made by its members. Pursuant to this agreement the Company paid approximately $158,000, 625,000 and $620,000 in 2004, 2003 and 2002, respectively.

Approximately $483,000 was accrued at December 31, 2003 related to these agreements. No amounts were accrued at December 31, 2004.

In addition, in 2003, the Company paid a total of $1.3 million of finders fees to two shareholders of ProCentury related to the sale of the minority interest in Evergreen.

(12)	Commitments, Contingencies and Concentration

(a) Continental Heritage Insurance Company

In 2001, Century entered into an option agreement with Williams and Parish. Subject to the terms of the option agreement, Williams and Parish had a right to acquire 100% of the issued and outstanding common shares of Continental at the statutory book value on the date exercised. The option expired December 31, 2003. The option was not exercised, expired on December 31, 2003, and the liability of $450,000 was released as a reduction to other operating expenses in the accompanying 2003 consolidated statement of operations.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

For the years ended December 31, 2003 and 2002, the Company recorded insurance premiums (net of commissions) of $1,256,301 and $1,767,193, respectively, related to the bail bond program that is produced by Williams and Parish. With the dividend disposition of Evergreen, Williams and Parrish are no longer a related party to ProCentury.

(b)	Leases

Century is a party to various lease agreements with unrelated parties, primarily related to the lease of office space. The minimum future rental payments under these operating leases at December 31, 2004 were as follows:

2005	$1,207
2006	1,190
2007	1,210
2008	1,170
2009	734
Thereafter	2,339

Total	$7,850

Rental expense for the years ended December 31, 2004, 2003 and 2002 was $1.2 million, $934,000, and $852,000, respectively.

(c) Lawsuits

The Company is named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our insurance policies, claims handling, premium finance agreements and other contracts and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extracontractual damages and some have claimed punitive damages. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company’s financial position or results of operations.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales by producers on behalf of either the issuer or the purchaser. Related investigations and proceedings may be commenced in the future. The Company has not been formally contacted by regulatory agencies and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities and unsuitable sales practices. These proceedings are expected to continue in the future, and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

(d) Concentration of Revenues

Five of the Company’s 84 agents contributed, on a combined basis, approximately 44.3% of the Company’s 2004 consolidated direct and assumed premiums written. One of the Company’s agents individual contributed an amount greater than 10% of the Company’s direct and assumed premiums written and combined represented approximately 20.2% of the Company’s 2004 consolidated direct and assumed premiums written. There was no concentration of revenue with respect to geographic area as of December 31, 2004.

(13)	Dividends from Subsidiaries and Statutory Information

Century is regulated by its state of domicile, Ohio, and the states in which it does business. Such regulations, among other things, limit the payment of dividends without prior regulatory approval. ProCentury is dependent on dividends from Century for operating expenses and interest and principal on long term debt and the Debentures. The maximum dividend that may be paid without prior approval of the Director of Insurance is limited to the extent that all dividends in the past 12 months do not exceed the greater of the statutory income of the preceding calendar year or 10% of total statutory surplus as of the prior December 31. As a result, the maximum dividend Century may pay to ProCentury in 2005 without prior approval is approximately $13.8 million. Dividends paid to ProCentury from Century were $9.1 million (of which $6.0 million were ordinary dividends and $3.1 million were extraordinary dividends), $3.0 million and $1.8 million in 2004, 2003 and 2002, respectively.

The Company does not expect such regulatory requirements to impair its ability to pay operating expenses and interest and principal during 2005.

ProCentury contributed $55.0 million, $9.0 million, and $10.9 million in 2004, 2003 and 2002, respectively, to Century.

The National Association of Insurance Commissioners (NAIC) has developed property and casualty risked based capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level required to support asset and underwriting risk. The NAIC calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. Century regularly monitors capital requirements along with the NAIC’s RBC developments. Century has determined that its capital levels are in excess of the minimum capital requirements for all RBC action levels as of December 31, 2004.

Century maintains its accounts in conformity with accounting practices prescribed or permitted by the Ohio Department of Insurance that vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory nonadmitted assets, and the inclusion of net unrealized holdings gains or losses in shareholders’ equity relating to fixed maturity securities. The statutory capital and surplus of Century as of December 31, 2004 and 2003 was approximately $115.8 million and $59.7 million, respectively. The statutory net (loss) income of Century for the years ended December 31, 2004, 2003 and 2002, was approximately $13.8 million, $(2.4) million and $3.9 million, respectively.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

(14)	Segment Reporting Disclosures

The Company primarily operates in the Property and Casualty Lines (P/C) (including general liability, multi-peril, and commercial property).

The Company’s Other (including exited lines) include the surety business and the Company’s exited lines such as workers’ compensation and commercial auto. A limited amount of surety business is written in order to maintain Century’s U.S. Treasury listing.

All investment activities are included in the Investing operating segment.

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

The Company does not allocate assets to the P/C and Other (including exited lines) operating segments for management reporting purposes. The total investment portfolio and cash are allocated to the Investment operating segment.

Following is a summary of segment disclosures:

	Year Ended December 31

	2004	2003	2002

Segment revenue:
P/C	$148,708	108,319	60,626
Investing	10,098	8,431	7,513
Other (including exited lines)	(6)	(25)	2,664

Segment revenue	$158,800	116,725	70,803

Segment profit (loss):
P/C	$11,873	(5,018)	(253)
Investing	10,098	8,431	7,513
Other (including exited lines)	(1,580)	(3,336)	(2,723)

Segment profit	$20,391	77	4,537

Segment assets:
Investing	$312,399	171,201	130,100
Assets not allocated	82,528	160,912	130,658

Total consolidated assets	$394,927	332,113	260,758

(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

The following summary reconciles significant segment items to the Company’s consolidated financial statements:

	Year Ended December 31

	2004	2003	2002

Total revenues:
Segment revenues	$158,800	116,725	70,803
Other	—	—	400

Total consolidated revenues	$158,800	116,725	71,203

Income before minority interest and income taxes:
Segment profit	$20,391	77	4,537
Unallocated amounts:
Corporate expenses	893	(1,350)	(2,947)
Gain (loss) on sale of minority interest in subsidiary, net	—	(503)	9,659
Interest expense on the redemption of Class B shares	(518)	—	—
Interest expense	(1,498)	(1,548)	(590)

Income (loss) before minority interest and income taxes	$20,304	(3,324)	10,659

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated

Year ended December 31, 2004:
P/C	$56,901	91,807	—	148,708
Other (including exited lines)	—	—	(6)	(6)

Earned premiums	$56,901	91,807	(6)	148,702

Year ended December 31, 2003:
P/C	$46,433	61,886	—	108,319
Other (including exited lines)	—	—	(25)	(25)

Earned premiums	$46,433	61,886	(25)	108,294

Year ended December 31, 2002:
P/C	$23,774	36,852	—	60,626
Other (including exited lines)	—	—	2,664	2,664

Earned premiums	$23,774	36,852	2,664	63,290

The Company does not manage property and casualty products at this level of detail.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(dollars in thousands)

(15)	Unaudited Interim Financial Information

Selected quarterly financial information is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year-to-Date

2004
Net premiums earned	$32,059	35,819	39,543	41,281	148,702
Net investment income	1,965	2,410	2,719	2,954	10,048
Net realized investment gains (losses)	123	21	(22)	(72)	50
Income before minority interest and income tax	4,150	4,486	5,459	6,209	20,304
Net income	2,887	2,986	3,712	5,395	14,980
Basic earnings per share(1)	$0.58	0.27	0.28	0.41	1.41
Diluted earnings per share(1)	0.58	0.26	0.28	0.41	1.41

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly income per share may not total to annual income per share.

The quarterly information for 2003 is not provided as the Company was privately held in 2003.

(16)	Subsequent Event

The Company entered into a Separation Agreement with Mr. John A. Marazza, Executive Vice President and Chief Operating Officer, effective January 28, 2005, setting forth the terms of his departure from the Company and providing for the payment to Mr. Marazza of the benefits to which he was entitled pursuant to his employment agreement with the Company. Such benefits consist of the payment of Mr. Marazza’s salary through April 2006, performance bonuses for 2004 and 2005, health insurance and related benefits through February 2006, continued payment of the value of whole life insurance premiums (which Mr. Marazza elected to receive in cash in lieu of insurance pursuant to the Employment Agreement) through February 2006 and full vesting of Mr. Marazza’s restricted shares and options to purchase common shares, which options will remain exercisable until the tenth anniversary of the date of grant. Mr. Marazza agreed to provide consulting services to the Company and its subsidiaries for no additional consideration for a period of ninety days following his departure. The Separation Agreement also provides for termination of the employment agreement, except for the ongoing obligations on Mr. Marazza concerning confidentiality, non-solicitation and non-competition contained therein. The total expense that will be incurred in 2005 is $744,000.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule I — Summary of Investments —
Other than Investments in Related Parties

	December 31, 2004

			Amount
			Shown on
			Balance
	Cost	Fair Value	Sheet

	(Dollars in thousands)
Fixed maturities:
Available-for-sale
United States government	$4,169	4,172	4,172
Agencies not backed by the full faith and credit of the U.S. Government	16,805	16,819	16,819
States, municipals and political subdivisions	119,893	120,717	120,717
All other corporate bonds	121,604	121,693	121,693

Total available-for-sale	262,470	263,401	263,401

Held-to-maturity
United States Government and government agencies and authorities	1,142	1,156	1,142

Total held-to-maturity	1,142	1,156	1,142

Total fixed-maturities	263,612	264,556	264,543

Equity securities:
Common stocks
Banks, trust and insurance companies	1,483	1,574	1,574
Industrial, miscellaneous and all other	20,402	20,361	20,361
Nonredeemable preferred stocks	15,002	15,214	15,214

Total equity securities	36,887	37,149	37,149
Short-term investments	4,026	XXXX	4,026

Total investments	$304,525	XXXX	305,718

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Condensed Balance Sheets

	December 31,

	2004	2003

	(Dollars in thousands)
Assets
Investments:
Equities (available-for-sale):
Bond mutual funds (amortized cost 2004, $6,549; 2003, $1)	$6,549	1

Total investments	6,549	1
Cash	10	28
Investment in consolidated subsidiaries, equity method	135,057	72,244
Receivable from consolidated subsidiaries	1,303	702
Other assets	733	1,112

Total assets	$143,652	74,087

Liabilities and shareholders’ equity
Liabilities:
Long term debt	$25,000	34,124
Trust preferred securities, net	—	—
Accrued expenses and other liabilities	161	860
Deferred federal income tax liability	264	748
Federal income taxes payable	2,990	1,958

Total liabilities	28,415	37,690
Shareholders’ equity:	115,237	36,397

Total liabilities and shareholders’ equity	$143,652	74,087

See notes to condensed financial information of Parent Company and accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Condensed Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(Dollars in thousands)
Net investment income	$113	—	—
Net realized loss	(32)	—	—
Cash dividends on common stock of consolidated subsidiaries	9,088	3,000	1,825

Total revenue	9,169	3,000	1,825

Other operating expenses	694	1,381	3,127
Interest expense of Class B shares	518	—	—
Interest expense	1,498	1,548	590

Total expenses	2,710	2,929	3,717

Income (loss) before transaction fees on the sale of minority interest in subsidiary	6,459	71	(1,892)
Transaction fees on the sale of minority interest in subsidiary	—	(815)	(450)

Gain (loss) before equity in undistributed earnings of consolidated subsidiaries and income taxes	6,459	(744)	(2,342)
Equity in undistributed earnings of consolidated subsidiaries	7,671	1,319	10,861
Income tax (benefit) expense	(850)	262	826

Net income before cumulative effect of change in accounting principle	14,980	314	7,693
Cumulative effect of change in accounting principle, net of taxes	—	—	(1,613)

Net income	$14,980	314	6,080

See notes to condensed financial information of Parent Company and accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Condensed Statements of Shareholders’ Equity and Comprehensive Income

	2004	2003	2002

	(Dollars in thousands)
Shareholders’ Equity
Capital stock:
Beginning of year	$—	—	—
Stock issued	—	—	—

End of year	—	—	—

Additional paid-in capital:
Beginning of year	26,866	26,460	26,460
Issuance of common shares	77,931	—	—
Issuance costs	(1,298)	—	—
Redemption of Class B shares	(5,000)	—	—
Vesting of restricted shares	191	—	—
Gain on sale of minority interest in subsidiary, net of tax	—	406	—

End of year	98,690	26,866	26,460

Retained earnings:
Beginning of year	8,297	7,983	1,903
Net income	14,980	314	6,080
Dividend of subsidiary available for sale	(7,025)	—	—
Dividend to shareholders	(525)	—	—

End of year	15,727	8,297	7,983

Accumulated other comprehensive income, net of taxes:
Beginning of year	1,234	1,953	1,339
Unrealized holding (losses) gains arising during the period, net of reclassification adjustment	144	(562)	586
Unrealized holding (losses) gains arising during the period, discontinued operations	—	(157)	28
Dividend of subsidiary available for sale	(558)	—	—

End of year	820	1,234	1,953

Total shareholders’ equity	$115,237	36,397	36,396

Comprehensive Income
Net income	$14,980	314	6,080
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period:
Gross	298	1,054	3,278
Related federal income tax expense	(121)	(360)	(1,083)

Net unrealized gains	177	694	2,195

Reclassification adjustment for gains included in net income
Gross	50	1.932	2,438
Related federal income tax expense	(18)	(676)	(829)

Net reclassification adjustment	33	1,256	1,609

Other comprehensive (loss) income	144	(562)	586
Other comprehensive (loss) income, discontinued operations	(558)	(157)	32

Total other comprehensive (loss) income	(414)	(719)	614

Total comprehensive income(loss)	$14,566	(405)	6,693

See accompanying notes to condensed financial information of Parent Company and accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Condensed Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$14,980	314	6,080
Adjustments to reconcile net income to net cash provided by operating activities	(15,400)	(1,261)	(9,519)

Net cash used in operating activities	(420)	(947)	(3,439)

Cash flows from investing activities:
Purchase of investments	(10,063)	(10,017)	(15,841)
Sale of investments	3,490	10,637	15,213
Capital contributions to subsidiaries	(55,000)	(9,000)	(10,860)

Net cash used in investing activities	(61,573)	(8,380)	(11,488)

Cash flows from financing activities:
Proceeds from issuance of trust preferred securities	—	10,000	15,000
Principal payments on long term debt	(9,133)	(680)	(187)
Proceeds from issuance of common stock	77,931	—	—
Issuance costs	(1,298)	—	—
Redemption of Class B shares	(5,000)	—	—
Dividend paid to shareholders	(525)	—	—

Net cash provided by financing activities	61,975	9,320	14,813

Decrease in cash	(18)	(7)	(114)
Cash at beginning of year	28	35	149

Cash at end of year	$10	28	35

See notes to condensed financial information of Parent Company and accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Notes to Condensed Financial Information of Parent Company

(1)	Organization and Summary of Significant Accounting Policies

(a) Organization

ProCentury Corporation (formerly known as ProFinance Holdings Corporation) (ProCentury or the Company) was formed on July 17, 2000 by Colonial Banc Corp., Richmond Mutual Bancorporation, Inc., DCB Financial Corp., Ohio Heritage Bancorp Inc., Ohio Valley Banc Corp., Stonehenge Opportunity Fund, LLC, and a group of individual investors including members of management. On July 7, 2003, ProFinance Holdings Corporation’s name was changed to ProCentury Corporation.

On October 5, 2000, ProCentury acquired Century Surety Company (Century) (and its subsidiaries, Evergreen National Indemnity Company (Evergreen), Continental Heritage Insurance Company (Continental), and CSC Insurance Agency, Inc.) from Century Business Services, Inc. and acquired ProCentury Insurance Agency, Inc. (PIA) (formerly Century Workers’ Compensation Agency, Inc.) from Avalon National Corporation. ProCentury and its subsidiaries are collectively referred to herein as the Company.

In 2001, ProCentury authorized 5,000 nonvoting $0 par Class B and 10,000 nonvoting $0 par Class C common stock shares. In September 2001, ProCentury issued 531.68 Class B shares to an unrelated third party for $5.0 million.

In 2002 and 2003, the Company sold approximately 69.65% of the outstanding shares of Evergreen in a series of transactions, see further information in note 3. As of December 31, 2003, the Company owned 65.06% of the voting shares of Evergreen and approximately 23.06% of the economic interest in Evergreen.

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
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Notes to Condensed Financial Information of Parent Company

•	The Company amended its articles of incorporation to eliminate the authority to issue Class B and Class C common shares.

In addition, on August 5, 2004 the Company issued 54,800 of additional restricted common shares to certain employees of ProCentury.

(b) Summary of Significant Accounting Policies

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

In preparing the condensed financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenue and expenses for the reporting period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term the determination of other-than-temporary declines in the fair value of investments. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are generally reflected in current operations.

(c) Change in Accounting Principle

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting standards for goodwill and other intangible assets. Upon adoption, SFAS No. 142 requires that any unaccreted negative goodwill from a business combination for which the acquisition date was before July 1, 2001, be included in income. The Company adopted the provisions of SFAS No. 142 on January 1, 2002 and the remaining negative goodwill of $385,000 and the related tax benefit of $411,000, totaling $796,000, was recorded as income as a cumulative effect of a change in accounting principle in the accompanying 2002 consolidated statement of operations. Included in the consolidated negative goodwill was unallocated positive goodwill of $1.6 million that was recorded by ProCentury in the condensed financial information.

(d) Federal Income Taxes

Prior to January 1, 2003, ProCentury and its subsidiaries, including Evergreen and Continental, filed a consolidated federal income tax return in accordance with a tax sharing agreement. Each entity within the consolidated group pays its share of federal income taxes primarily based on separate return calculations. ProCentury’s tax sharing agreement with its subsidiaries allowed it to make certain Internal Revenue Code (“Code”) elections in its consolidated federal tax return. In the event such code elections are made, any benefit or liability is the responsibility of ProCentury and is not accrued or paid by the subsidiary.

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Notes to Condensed Financial Information of Parent Company

certain items. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.

The Company utilizes the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

Beginning on January 1, 2003, Evergreen was no longer eligible to be a member of ProCentury’s consolidated tax group and therefore no longer participated in ProCentury’s tax sharing agreement (see Note 3). However, until April of 2004, Evergreen’s taxes were consolidated in the accompanying financial statements as Evergreen continued to be a consolidated subsidiary. All other consolidated subsidiaries continue to participate in ProCentury’s tax sharing agreement.

(e) Comprehensive Income

Comprehensive income encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income and changes in net unrealized investment gains and losses on fixed maturity investments classified as available-for-sale and equity securities, net of minority interest and taxes.

(d) Investment Securities

The Company classifies its equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income within shareholders’ equity, until realized.

Realized gains or losses represent the difference between the book value of securities sold and the proceeds realized upon sale, and are recorded on the trade date. The Company uses the specific identification method to determine the cost of securities sold.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews the fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost and specific credit issues related to the issuer and current economic conditions. In general, we focus our attention on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, we also consider the
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Notes to Condensed Financial Information of Parent Company

current fair value compared to amortized cost or cost, as appropriate, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the consolidated statements of operations.

Dividend and interest income is recognized when earned.

(e) Share-Based Compensation

The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), and other related accounting interpretations for the Company’s share option and restricted common share plans utilizing the “intrinsic value method.” The Company also follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for the Company’s share option grants, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure; an amendment of FASB Statement No. 123. This disclosure requires pro forma net income (loss) and earnings (loss) per share information, which is calculated assuming the Company has accounted for its stock option plans under the “fair value method” described in SFAS No. 123 and SFAS No. 148.

If the Company recorded compensation expense for its share option grants based on the “fair value method,” the Company’s net income (loss) would have been adjusted to the pro forma amounts as indicated in the following table:

	For the Year Ended
	December 31,

	2004	2003	2002

Net income (loss):
As reported	$14,980	314	6,080
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	124	—	—

Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(677)	—	—

Pro Forma	$14,427	314	6,080

No share option or restricted common share-based compensation expense is included in reported net income (loss) for any period presented for 2003 or 2002, as the Company had no common share equivalents granted during 2003 or 2002.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Notes to Condensed Financial Information of Parent Company

The fair values of the share options and restricted common shares are estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended
December 31, 2004

Risk free interest rate	3.74%
Dividend yield	0.76%
Volatility factor	23.14%
Weighted average expected option life	6.15 Years

(2)	Investments

There are no gross unrealized gains or losses on the Company’s bond mutual funds at December 31, 2004 and 2003. Dividends received on equity securities for the year ended December 31, 2004 were $113,000. No dividends were received for the years ended December 31, 2003 or 2002. Realized losses on equity securities for the year ended December 31, 2004 were $32,000 ($21,000 net of tax). No realized gains or losses were realized for the years ended December 31, 2003 or 2002.

(3)	Long-term Debt

(a) Bank Debt

The Company borrowed $10,000,000 from Eaton National Bank & Trust Co., a subsidiary of Colonial Banc Corp., a shareholder of the Company, on October 5, 2000. The initial terms of the note were interest only for the first year at 9.5%, with the first quarterly payment due April 5, 2001. Beginning October 5, 2001, principal and interest payments of $327,889 were due quarterly at a rate adjusted to the prime rate of 5.5%. In April of 2002, the terms of the note were changed from quarterly principal and interest payments to quarterly interest only payments for the April 2002 payment and the next three consecutive quarters.

Beginning April 5, 2003, principal payments recommenced with principal and interest payments due quarterly with a maturity date of October 5, 2012. From October 5, 2002 to October 4, 2003, interest on the outstanding principal balance accrued at a floating rate of interest equal to the prime rate of interest at any given time. Beginning on October 4, 2003, the rate is adjusted annually to the current prime rate on October 5 until final maturity of the note on October 5, 2012. All of the stock of Century and PIA secure the loan. Accrued interest at December 31, 2003 was $93,358. The loan was paid in full in April 2004 with a portion of the proceeds from the Company’s IPO.

(b)	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures

On December 4, 2002, ProFinance Statutory Trust I (the “Trust”), a Connecticut statutory business trust formed by the Company, issued 15,000 floating rate capital securities (“Trust Preferred Securities”) generating gross proceeds of $15.0 million. Net proceeds were approximately $14.5 million, after deducting offering costs of $454,000. In addition, on May 15, 2003, ProFinance Statutory Trust II (the “Trust”), a Connecticut statutory business trust formed by the Company, issued 10,000 floating rate
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Notes to Condensed Financial Information of Parent Company

capital securities (“Trust Preferred Securities”) generating gross proceeds of $10.0 million. Net proceeds were approximately $9.7 million, after deducting offering costs of $300,000.

In December 2003, FASB issued Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), which required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. Public companies, including the Company, at a minimum, must apply the unmodified provisions of FIN 46 to entities that were considered “special-purpose entities” in practice and under applicable FASB pronouncements or guidance by the end of the first reporting period ending after December 15, 2003. Companies may apply either FIN 46 or FIN 46R to special-purpose entities at the initial effective date on an entity-by-entity basis. The Company has early adopted FIN 46R in its entirety as of December 31, 2003.

The Company’s special purpose entities where the Company is the primary beneficiary are the trusts that were established in connection with the issuance of mandatorily redeemable preferred securities. As a result of the adoption of FIN 46R, the Company has deconsolidated these trusts as of December 31, 2003 in the accompanying 2003 consolidated balance sheet. This resulted in the Company classifying the trust preferred securities as long term debt and recording an increase of $733,000 in other assets and long term debt, both of which were previously eliminated when consolidating the trusts. In accordance with FIN 46R transition guidance, prior periods, were not restated. There was no other impact to the Company’s consolidated financial statements as a result of the adoption of FIN 46R.

The Trust Preferred Securities have a 30-year maturity and are redeemable by the Company at par on or after December 15, 2007 and May 15, 2008, respectively. Holders of the Trust Preferred Securities are entitled to receive cumulative cash distributions accruing from the date of issuance and payable quarterly in arrears at a rate of 400 and 410 basis points, respectively, over the three-month London Interbank Offered Rates (“LIBOR”). The maximum distribution rate is 12.5% through December 4, 2007 and May 15, 2008, respectively. Under certain circumstances, the Company has the right to defer distributions and interest on the Trust Preferred Securities for up to five years. The obligations of the Trust are guaranteed by the Company with respect to distributions and payments of the Trust Preferred Securities. These distributions are recorded as interest expense in the accompanying consolidated statements of operations, as the Trust Preferred Securities are considered a debt instrument. Interest paid totaled $1.4 million and $1.1 million in 2004 and 2003, respectively. No interest was paid in 2002.

Proceeds from the sale of the Trust Preferred Securities were used to purchase the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”). The Debentures, which are the sole asset of the Trust, have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities. The Company has the right to defer payments of interest on the Debentures for up to five years.

Of the proceeds from the sale of the Trust Preferred Securities, ProCentury contributed and/or settled outstanding amounts with Century in the amounts of $9.0 million and $14.5 million in 2003 and 2002, respectively.

(c) Line of Credit

On September 8, 2004, the Company obtained a $5.0 million line of credit. As of December 31, 2004, no draws have been made. Interest on the note is payable quarterly and is based on a floating rate of LIBOR
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Notes to Condensed Financial Information of Parent Company

plus 2.5%. The note matures on September 8, 2006. Under the terms of the line of credit, 100% of the common shares of Century are pledge as collateral.

(4)	Transactions with Related Parties

(a) Shareholders of ProCentury

In 2004, 2003 and 2002, ProCentury paid approximately $484,000, $1.9 million and $2.0 million, respectively in fees relating to various consulting agreements with certain shareholders of ProCentury, including the following significant agreements:

•	Software Agreements. These agreements were entered into in December 2000, as amended in December 2001 and May 2002. Pursuant to these agreements, the Company’s shareholders assisted us in the marketing of certain computer software that performs website building tasks to their customers and clients. These agreements were terminated as of June 30, 2002. Pursuant to these agreements the Company paid approximately $983,000 in 2002.

•	Accretive Agreements. These agreements were entered into as of July 1, 2002. Pursuant to these agreements, the Company’s shareholders assisted the Company in developing financial products and services to be offered to and through the community banks. These agreements terminated on December 31, 2003. Pursuant to these agreements the Company paid approximately $241,000, $966,000 and $244,000 in 2004, 2003 and 2002, respectively.

•	Stonehenge Monitoring Agreement. This agreement was entered into as of July 1, 2002. In connection with its investment in the Company, the Company has paid Stonehenge Opportunity Fund, LLC a monitoring fee for the time and effort it expended in monitoring its investment in the Company, which included reviewing and evaluating the financial statements, attending meetings with management and board of directors and consulting with the Company with respect to business and prospects. This agreement was terminated on December 31, 2003. Pursuant to this agreement the Company paid approximately $85,000, $342,000 and $87,000 in 2004, 2003 and 2002, respectively.

•	Full Circle Consulting Arrangement. This agreement was effective from October 5, 2000 until December 31, 2003. Pursuant to this agreement, the Company paid Full Circle Holdings, LTD fees for managing the investment in the Company made by its members. Pursuant to this agreement the Company paid approximately $158,000, 625,000 and $620,000 in 2004, 2003 and 2002, respectively.

Approximately $483,000 was accrued at December 31, 2003 related to these agreements. No amounts were accrued at December 31, 2004.

In addition, in 2003, the Company paid a total of $1.3 million of finders fees to two shareholders of ProCentury related to the sale of the minority interest in Evergreen. Approximately $450,000 of this amount was accrued at December 31, 2002.

(b) Century Surety Company

Dividends paid to ProCentury from Century were $9.1 million, $3.0 million and $1.8 million in 2004, 2003 and 2002, respectively.

ProCentury contributed $55.0 million, $9.0 million and $10.9 million in 2004, 2003 and 2002, respectively, to Century.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Notes to Condensed Financial Information of Parent Company

(5)	Commitments and Contingencies

The Company is a defendant in various lawsuits. In the opinion of management, the effects, if any, of such lawsuits are not expected to be material to the Company’s financial position or results from operations.

(6)	Employee Benefits

During 2004, the Company adopted and the shareholders’ approved a stock option plan that provided tax-favored incentive stock options (qualified options), non-qualified share options that do not qualify as tax-favored incentive share options (non-qualified options) and restricted shares to employees. The Company accounts for this plan in accordance with APB Opinion No. 25, under which no compensation cost is recognized until the shares vest.

With respect to qualified options, an officer may be granted an option to purchase shares at the grant date fair market value, payable as determined by the Company’s board of directors. An optionee must exercise an option within 10 years from the grant date. Full vesting of options granted occurs at the end of four years.

With respect to non-qualified options, an employee may be granted an option to purchase shares at the grant date fair market value, payable as determined by the Company’s board of directors. An optionee must exercise an option within 10 years from the grant date. Full vesting of options granted occurs at the end of three years.

The restricted share awards are issued as time-based awards. The time-based awards vest in equal installments upon the lapse of a period of time, typically over, four- and five-year periods and include both monthly and annual vesting periods. Compensation expense for restricted share awards is recognized over the respective vesting periods. The current year expense is not representative of the effect on net income for future years since each subsequent year will reflect expense for additional vested awards.

The Company may grant options for up to 1.2 million shares under the plan. Through December 31, 2004, the Company had granted 269,000 non-qualified options, 95,000 qualified options and 156,000 restricted shares under the share plan. For both non-qualified and qualified options, the option exercise price equals the stock’s fair market value on the date of the grant.
(Continued)

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Notes to Condensed Financial Information of Parent Company

A summary of the status of the option plan at December 31, 2004, and changes during the year then ended are presented in the following table and narrative:

	December 31, 2004

		Weighted-Average
	Number of Shares	Exercise Price

Outstanding at beginning of year	—	—
Granted	364,000	$10.50
Exercised	—	—
Forfeited	—	—
Outstanding at end of year	364,000	$10.50
Exercisable at end of year	75,611	$10.50
Weighted-average fair value of
options granted during year		$9.65

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004:

Year Ended
December 31, 2004

Risk free interest rate	3.97%
Dividend yield	0.76%
Volatility factor	23.14%
Weighted average expected option life	7 Years

Information on the range of exercise prices for options outstanding as of December 31, 2004, is as follows:

	Outstanding	Average Remaining	Average	Exercisable	Average
Price Range	Options	Contract Life	Exercise Price	Options	Exercise Price

$10.50	364,000	9.3	$10.50	75,611	$10.50

A summary of all employee restricted share activity during the years ended December 31 follows:

	2004

		Weighted
	Number of	Average
Restricted Shares	Shares	Grant Price

Beginning of year	—	$—
Add (deduct):
Granted	156,000	10.32
Vested	(18,951)	10.44
Cancelled	—	—

End of year	137,049	$10.31

(7)	Subsequent Event

The Company entered into a Separation Agreement with Mr. John A. Marazza, Executive Vice President and Chief Operating Officer, effective January 28, 2005, setting forth the terms of his

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Notes to Condensed Financial Information of Parent Company

departure from the Company and providing for the payment to Mr. Marazza of the benefits to which he was entitled pursuant to his employment agreement with the Company. Such benefits consist of the payment of Mr. Marazza’s salary through April 2006, performance bonuses for 2004 and 2005, health insurance and related benefits through February 2006, continued payment of the value of whole life insurance premiums (which Mr. Marazza elected to receive in cash in lieu of insurance pursuant to the Employment Agreement) through February 2006 and full vesting of Mr. Marazza’s restricted shares and options to purchase common shares, which options will remain exercisable until the tenth anniversary of the date of grant. Mr. Marazza agreed to provide consulting services to the Company and its subsidiaries for no additional consideration for a period of ninety days following his departure. The Separation Agreement also provides for termination of the employment agreement, except for the ongoing obligations on Mr. Marazza concerning confidentiality, non-solicitation and non-competition contained therein. The total expense that will be incurred in 2005 is $744,000.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule III — Supplementary Insurance Information

		Liability for
		Unpaid					Amortization
	Deferred	Losses and				Losses and	of Deferred
	Policy	Loss			Net	Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Adjustment	Acquisition	Underwriting	Premiums
	Costs	Expenses	Premiums	Premiums	Income	Expenses	Costs	Expenses	Written

Year ended
December 31, 2004
P/ C	$17,411	141,511	81,843	148,708	—	87,463	33,872	15,500	166,020
Investing	—	—	—	—	10,048	—	—	—	—
Other (Including Exited Lines)	—	11,725	292	(6)	—	1,603	—	(29)	4
Unallocated	—	—	—	—	—	—	—	(1,929)	—

Total	$17,411	153,236	82,135	148,702	10,048	89,066	33,872	13,542	166,024

Year ended
December 31, 2003
P/ C	$11,714	97,117	62,126	108,319	—	77,942	24,642	10,753	132,010
Investing	—	—	—	—	6,499	—	—	—	—
Other (Including Exited Lines)	—	32,119	13	(25)	—	3,062	595	(346)	(171)
Unallocated	—	—	—	—	—	—	—	1,350	—

Total	$11,714	129,236	62,139	108,294	6,499	81,004	25,237	11,757	131,839

Year ended
December 31, 2002
P/ C	$6,273	54,446	38,600	60,626	—	39,505	13,920	7,454	78,332
Investing	—	—	—	—	5,075	—	—	—	—
Other (Including Exited Lines)	—	36,409	375	2,664	—	5,897	1,509	(2,019)	30
Unallocated	—	—	—	—	—	—	—	3,347	—

Total	$6,273	90,855	38,975	63,290	5,075	45,402	15,429	8,782	78,362

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule IV — Reinsurance

			Assumed from		Percentage of
Property and Liability		Ceded to Other	Other	Net Premium	Assumed to
Insurance Premiums	Direct	Companies	Companies	Written	Net

Year ended
December 31, 2004	$191,136	(25,381)	269	166,024	0.2%

Year ended
December 31, 2003	$150,616	(17,869)	(908)	131,839	(0.7)%

Year ended
December 31, 2002	$99,073	(22,180)	1,469	78,362	1.9%

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule V — Valuation and Qualifying Accounts

		Additions

		Charged/
	Balance at	(credited) to	Charged to
	beginning of	costs and	other	Deductions	Balance at
	period	expenses	accounts	(1)	end of period

Year ended December 31, 2004
Allowance for uncollectible:
Premiums in course of collection	$204	(118)	—	7	79

Reinsurance	$1,382	(97)	—	—	1,285

Year ended December 31, 2003
Allowance for uncollectible:
Premiums in course of collection	$898	(126)	—	567	204

Reinsurance	$1,382	—	—	—	1,382

Year ended December 31, 2002
Allowance for uncollectible:
Premiums in course of collection	$1,652	(152)	—	602	898

Reinsurance	$482	1,288	—	388	1,382

(1)	Deductions include write-offs of amounts determined to be uncollectible.
See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule VI — Supplemental Information Concerning Property —
Casualty Insurance Operations

	Liability for	Discount,	Loss and Loss Adjustment
	Unpaid Losses	If Any,	Expenses (Benefits) Incurred		Paid Losses and
	and Loss	Deducted	Related to		Loss
	Adjustment	From	Current	Prior	Adjustment
	Expenses	Reserves	Period	Periods	Expenses

Year ended
December 31, 2004	$153,236	—	78,015	11,051	57,812

Year ended
December 31, 2003	$129,236	—	53,961	27,043	47,509

Year ended
December 31, 2002	$90,855	—	29,528	15,874	35,344

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2004.

Item 9A.	Controls and Procedures
      As of the end of the period covered by this report, ProCentury carried out an evaluation, under the supervision and with the participation of the our management, including the Chairman and Chief Executive Officer (“CEO”) and the Executive Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (“Disclosure Controls”).
      Our management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
      Based upon the ProCentury’s controls evaluation, the CEO and CFO have concluded that our Disclosure Controls provide reasonable assurance that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      There were no changes in ProCentury’s internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III.

Item 10.	Directors and Executive Officers of the Registrant
EXECUTIVE OFFICERS
      The following table sets forth certain information concerning our executive officers as of March 23, 2005:

Name	Age	Position with ProCentury

Edward F. Feighan	57	Chairman of the Board, President, Chief Executive Officer and Director
Charles D. Hamm	50	Chief Financial Officer and Treasurer
Christopher J. Timm	48	Executive Vice President and Director
      Edward F. Feighan has been our Chairman, President and Chief Executive Officer since October 2003. Mr. Feighan was President of Avalon National Corporation, a holding company for a workers’ compensation insurance agency, from 1998 until 2000. From September 1998 until May 2003, Mr. Feighan was Managing Partner of Alliance Financial, Ltd., a merchant banking firm specializing in mergers and acquisitions. He has served as a director of our company and our insurance company subsidiaries from 1993 to 1996 and from 2000 to the present. Mr. Feighan has served at times as our Special Counsel.

      Charles D. Hamm has been our Chief Financial Officer, Treasurer and Executive Vice President of Insurance Subsidiaries since June 2003 and served as the Director of our Internal Audit Department from April 2002 until June 2003. Mr. Hamm was the principal of Charles D. Hamm and Associates, which he founded in June 2000, and which provided consulting services to us from October 2000 through April 2002. From 1997 until May 2000, he served as the Chief Financial Officer of Century Business Services, Inc. Mr. Hamm is a certified public accountant and a former partner of KPMG LLP, where he was employed from 1984 until 1997.
      Christopher J. Timm was named Executive Vice President and President of Century in May 2003. Since 2000, he has served as a Director and Vice President of ProCentury and a senior officer and director of most companies within the Century Insurance Group®. From 1998 until 2000, following the sale of Environmental & Commercial Insurance Agency, Inc., Mr. Timm complied with the terms of a non-compete agreement and pursued non-insurance business ventures. From 1990 through 1998, Mr. Timm was an owner and President of Environmental & Commercial Insurance Agency, Inc., a managing underwriting agency.
      The other information required by Item 10 is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance — Board of Directors — Committees — Audit Committee,” “Corporate Governance — Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement relating to our annual meeting of shareholders to be held May 19, 2005.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated herein by reference to the information under the heading “Executive Compensation” contained in our proxy statement relating to our annual meeting of shareholders to be held on May 19, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by Item 12 is incorporated herein by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement relating to our annual meeting of shareholders to be held on May 19, 2005.
Equity Compensation Plans
      The following table shows certain information as of December 31, 2004 with respect to compensation plans under which our common shares are authorized for issuance:

Number of
	Number of Common		Common Shares
	Shares to be Issued	Weighted Average	Remaining
	upon Exercise of	Exercise Price of	Available for Future
Plan Category	Outstanding Options	Outstanding Options	Issuance(1)

Equity compensation plans approved by shareholders	364,000	$10.50	659,108
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	364,000	$10.50	659,108

(1)	Shares may be issued upon exercise of options or in the form of appreciation rights, performance units, restricted stock or restricted stock units.

Item 13.	Certain Relationships and Related Transactions
      The information required in Item 13 is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” contained in our proxy statement relating to our annual meeting of shareholders to be held May 19, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is incorporated by reference to the information under the heading “Independent Accountants’ Fees” contained in our proxy statement relating to our annual meeting of shareholders to be held on May 19, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements

Report of independent registered public accounting firm

Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the three years ended December 31, 2004
Consolidated Statements of Shareholders’ Equity and
Comprehensive Income for the three years ended December 31, 2004
Consolidated Statements of Cash Flows for the three years ended December 31, 2004

Notes to Consolidated Financial Statements
      (a)(2) Financial Statement Schedules

Schedule I — Summary of Investments — Other than Investments in Related Parties
Schedule II — Condensed Financial Information of Parent Company
Schedule III — Supplementary Insurance Information
Schedule IV — Reinsurance
Schedule V — Valuation and Qualifying Accounts
Schedule VI — Supplemental Information Concerning Property — Casualty Insurance Operations
      (a)(3) Exhibits See “Exhibit Index” immediately following the signature page hereto.
      (b) Exhibits.
      See “Exhibit Index” immediately following the signature page hereto.
      (c) Financial Statement Schedules.
      Schedules required to be filed in response to this portion are listed above in Item 15(a)(2).

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROCENTURY CORPORATION

By:	/s/ Edward F. Feighan

Edward F. Feighan,
Chairman, President and Chief Executive Officer
Date: March 23, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Edward F. Feighan Edward F. Feighan	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2005

/s/ Charles D. Hamm, Jr. Charles D. Hamm, Jr.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 23, 2005

/s/ Michael J. Endres Michael J. Endres	Director	March 23, 2005

/s/ Robert F. Fix Robert F. Fix	Director	March 23, 2005

/s/ Jeffrey A. Maffett Jeffrey A. Maffett	Director	March 23, 2005

/s/ Press C. Southworth III Press C. Southworth III	Director	March 23, 2005

/s/ Christopher J. Timm Christopher J. Timm	Director	March 23, 2005

/s/ Alan R. Weiler Alan R. Weiler	Director	March 23, 2005

/s/ Robert J. Woodward, Jr. Robert J. Woodward, Jr.	Director	March 23, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-50641))

3.2	Amended and Restated Code of Regulations of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-50641))

4.1	Specimen Certificate for common shares, without par value, of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.2	Indenture, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.3	Amended and Restated Declaration of Trust, dated as of December 4, 2002, by and among State Street Bank and Trust Company of Connecticut, ProFinance Holdings Corporation and Steven R. Young and John Marazza, as Administrators (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.4	Guarantee Agreement, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.5	Indenture, dated as of May 15, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.6	Amended and Restated Declaration of Trust, dated as of May 15, 2003, by and among U.S. Bank National Association, ProFinance Holdings Corporation and Steven R. Young and John Marazza, as Administrators (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.7	Guarantee Agreement, dated as of May 15, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.1	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and Edward F. Feighan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.2	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and John A. Marazza (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.3	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and Christopher J. Timm (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.4	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and Charles D. Hamm (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.6	Separation Agreement by and between ProCentury Corporation and John A. Marazza, dated January 21, 2005 (incorporated herein by reference to ProCentury Corporation’s Current Report on Form 8-K dated January 21, 2005 (File No. 000-50641))(1)

10.7	Form of ProCentury Corporation Indemnification Agreement by and between ProCentury Corporation and each member of its Board of Directors (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

Exhibit
Number	Description

10.8	ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.9	ProCentury Corporation Deferred Compensation Plan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.10	ProCentury Corporation Deferred Compensation Plan Rabbi Trust Agreement (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.11	ProCentury Corporation Annual Incentive Plan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.12	Form of Restricted Stock Award Agreement for Restricted Stock under the ProCentury Corporation 2004 Stock Option and Award Plan(1)

10.13	Form of Stock Option Agreement for Non-Qualified Stock Options under the ProCentury Corporation 2004 Stock Option and Award Plan(1)

10.14	Form of Stock Option Award Agreement for Incentive Stock Options under the ProCentury Corporation 2004 Stock Option and Award Plan(1)

10.15	Form of Restricted Stock Award Agreement for Restricted Stock for Executive Officers under the ProCentury Corporation 2004 Stock Option and Award Plan(1)

10.16	Form of Stock Option Agreement for Non-Qualified Stock Options for Executive Officers under the ProCentury Corporation 2004 Stock Option and Award Plan(1)

10.17	Transitional Administrative Agreement, effective as of January 1, 2004, by and among ProCentury Corporation, Evergreen National Indemnity Corporation and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.18	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Century Surety Company by Evergreen National Indemnity Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.19	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Continental Heritage Insurance Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.20	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Evergreen National Indemnity Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.21	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Evergreen National Indemnity Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.22	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Continental Heritage Insurance Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.23	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Century Surety Company by Evergreen National Indemnity Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.24	Software License Agreement, effective as of January 1, 2004, by and among Century Surety Company, Evergreen National Indemnity Company and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.25	Software Support and Maintenance Agreement, effective as of January 1, 2004, by and among Century Surety Company, Evergreen National Indemnity Company and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

Exhibit
Number	Description

10.26	Share Purchase Agreement, effective as of January 1, 2004, by and between Century Surety Company and Evergreen National Indemnity Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

21	Subsidiaries of ProCentury Corporation

23	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(2)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.