Form 10-Q
period 2005-03-31
PROCENTURY CORP
filed 2005-05-13
CIK 1273397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☐     NO ☑

     As of May 13, 2005, the registrant had 13,211,019 outstanding Common Shares, without par value.

PROCENTURY CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2005

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROCENTURY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2005	2004
Premiums earned	$41,520	32,059
Net investment income	3,159	1,965
Net realized investment (losses) gains	(59)	123

Total revenues	44,620	34,147

Losses and loss expenses	25,727	18,902
Amortization of deferred policy acquisition costs	10,220	6,850
Other operating expenses	3,065	3,580
Severance expense	793	250
Interest expense	417	415

Total expenses	40,222	29,997

Income before income tax	4,398	4,150
Income tax expense	1,319	1,262

Net income	$3,079	2,888

Basic net income per share	$0.24	0.58

Diluted net income per share	$0.23	0.58

Weighted average of shares outstanding – basic	13,046,339	5,000,532

Weighted average of shares outstanding – diluted	13,129,546	5,000,532

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

		December 31,
	March 31, 2005	2004
Assets
Investments:
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2005, $265,282; 2004, $262,470)	$262,469	263,401
Held-to-maturity, at amortized cost (fair value 2005, $1,132; 2004, $1,156)	1,138	1,142
Equities (available-for-sale):
Equity securities, at fair value (cost 2005, $21,233; 2004, $17,944)	20,847	18,228
Bond mutual funds, at fair value (cost 2005, $27,845; 2004, $18,943)	27,414	18,921
Short-term investments, at amortized cost	3,000	4,026

Total investments	314,868	305,718
Cash	3,568	6,681
Premiums in course of collection, net	14,823	11,747
Deferred policy acquisition costs	17,506	17,411
Prepaid reinsurance premiums	9,070	9,382
Reinsurance recoverable on paid losses, net	4,220	3,897
Reinsurance recoverable on unpaid losses, net	31,555	29,485
Deferred federal income tax asset	7,701	5,442
Other assets	6,106	5,164

Total assets	$409,417	394,927

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	165,736	153,236
Unearned premiums	82,589	82,135
Long term debt	25,000	25,000
Accrued expenses and other liabilities	9,123	9,051
Collateral held	9,825	7,008
Federal income taxes payable	1,870	3,260

Total liabilities	294,143	279,690

Shareholders’ equity:
Capital stock, without par value	—	—
Additional paid-in capital	100,139	100,103
Retained earnings	18,541	15,727
Unearned share compensation	(1,091)	(1,413)
Accumulated other comprehensive (loss) income, net of taxes	(2,315)	820

Total shareholders’ equity	115,274	115,237

Total liabilities and shareholders’ equity	$409,417	394,927

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004
Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	100,103	26,867
Shares issued under share compensation plans	36	—

End of period	100,139	26,867

Retained earnings:
Beginning of period	15,727	8,297
Net income	3,079	2,888
Dividends	(265)	—

End of period	18,541	11,185

Unearned share compensation:
Beginning of period	(1,413)	—
Vesting of restricted shares	322	—

End of period	(1,091)	—

Accumulated other comprehensive income, net of taxes:
Beginning of period	820	1,234
Unrealized holding (losses) gains arising during the period, net of reclassification adjustment	(3,135)	1,264
Unrealized holding losses arising during the period, discontinued operations	—	(1)

End of period	(2,315)	2,497

Total shareholders’ equity	$115,274	40,549

Comprehensive (Loss) Income
Net income	$3,079	2,888
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period:
Gross	(4,881)	2,074
Related federal income tax benefit (expense)	1,708	(730)

Net unrealized (losses) gains	(3,173)	1,344

Reclassification adjustment for (losses) gains included in net income
Gross	(59)	123
Related federal income tax benefit (expense)	21	(43)

Net reclassification adjustment	(38)	80

Other comprehensive (loss) income	(3,135)	1,264

Other comprehensive loss, discontinued operations	—	(1)

Total other comprehensive (loss) income	(3,135)	1,263

Total comprehensive (loss) income	$(56)	4,151

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004
Cash flows provided by operating activities:
Net income	$3,079	2,888
Adjustments:
Net realized investment losses (gains)	59	(123)
Deferred federal income tax benefit	(572)	97
Restricted share compensation	358	—
Changes in assets and liabilities:
Premiums in course of collection, net	(3,076)	(853)
Deferred policy acquisition costs	(95)	(2,603)
Prepaid reinsurance premiums	312	(9,592)
Reinsurance recoverable on paid and unpaid losses, net	(2,393)	(3,843)
Federal income taxes payable	(1,390)	2,837
Losses and loss expense reserves	12,500	13,405
Unearned premiums	454	14,062
Receivable from subsidiary available for sale	—	2,706
Discontinued operations	—	(5,612)
Other, net	2,475	(2,059)

Net cash provided by operating activities	11,711	11,310

Cash flows used in investing activities:
Purchases of equity securities	(31,159)	(19,365)
Purchase of fixed maturity securities available-for-sale	(35,034)	(44,411)
Proceeds from sales of equity securities	18,935	18,874
Proceeds from sales and maturities of fixed maturities available-for-sale	31,673	13,991
Net proceeds from sale of short-term investments	1,026	16,292
Discontinued operations	—	3,899

Net cash used in investing activities	(14,559)	(10,720)

Cash flows used in financing activities:
Principal payment on long term debt	—	(234)
Dividend paid to shareholders	(265)	—

Net cash used in financing activities	(265)	(234)

(Decrease) increase in cash and cash equivalents	(3,113)	356
Cash and equivalents at beginning of year	6,681	5,814

Cash and equivalents at end of year	$3,568	6,170

Supplemental disclosure of cash flow information:
Interest paid	$417	435

Federal income taxes paid	$3,281	—

     See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2005

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements and notes include the accounts of ProCentury Corporation , (the “Company” or “ProCentury”) and its wholly owned insurance subsidiary, Century Surety Company (“Century”). The interim unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, the interim unaudited consolidated condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the interim periods have been included. These interim unaudited consolidated condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company’s audited consolidated financial statements, included in the Company’s annual report on Form 10-K Filing at December 31, 2004. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

On April 20, 2004, the common shares of Evergreen National Indemnity Company (“Evergreen”) and its wholly owned subsidiary, Continental Heritage Insurance Company (“Continental”) (formerly controlled subsidiaries of Century) were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders. Prior to the dividends, Evergreen was a controlled subsidiary of Century. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the accompanying interim unaudited consolidated condensed financial statements and notes for 2004.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss expense reserves, the recoverability of deferred policy acquisition costs, the determination of federal income taxes, the net realizable value of reinsurance recoverables and the determination of other-than-temporary declines in the fair value of investments. Although considerable variability is inherent in these estimates, management believes that the amounts provided are adequate. These estimates are continually reviewed and adjusted as necessary. Such adjustments are generally reflected in current operations.

All significant intercompany balances and transactions have been eliminated.

Share Option Accounting

The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), and other related accounting interpretations for the Company’s share option and restricted common share plans utilizing the “intrinsic value method.” The Company also follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for the Company’s share option grants, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment of FASB Statement No. 123. This disclosure requires pro forma net income and earnings per share information, which is calculated assuming the Company has accounted for its stock option plans under the “fair value method” described in SFAS No. 123 and SFAS No. 148.

If the Company recorded compensation expense for its share option grants based on the “fair value method,” the Company’s net income and income per share would have been adjusted to the pro forma amounts as indicated in the following table:

	For the Three Months Ended
	March 31,
	2005	2004
	(dollars in thousands, except per share data)
Net income:
As reported	$3,079	2,888
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	232	—
Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(592)	—

Pro Forma	$2,719	2,888

Basic income per common share:
As reported	$0.24	0.58

Pro Forma	$0.21	0.58

Diluted income per common share:
As reported	$0.23	0.58

Pro Forma	$0.21	0.58

No share option or restricted common share-based compensation expense is included in reported net income for 2004, as the Company had no common share equivalents granted during the first quarter of 2004.

The fair values of the share options and restricted common shares are estimated on the dates of grant using the Black Scholes option pricing model with the following weighted average assumptions:

Three Months Ended
March 31, 2005

Risk free interest rate	3.69%
Dividend yield	0.76%
Volatility factor	.231
Weighted average expected option life	6.1 Years

In December 2004, the FASB revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards, for all options vesting, granted, or modified after the effective date of this revised statement. The accounting provisions of SFAS 123R were to become effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a final rule amending Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R. This ruling delays the effective date of SFAS 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the accounting provisions of SFAS 123R will become effective beginning in 2006 for the Company’s financial statements.

(2)	Income per Common Share

Basic income per share (“EPS”) excludes dilution and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common shares (common share equivalents) were exercised. When inclusion of common share equivalents increases the EPS or reduces the loss per share, the effect on earnings is antidilutive. Under these circumstances, diluted net income or net loss per share is computed excluding the common share equivalents.

On April 21, 2004, the Company’s Class A common shares split on a 500 to 1 basis. Prior periods’ share and per share data has been adjusted to reflect this split. On April 26, 2004, the Company issued 8,000,000 common shares, which are reflected in the Company’s basic share and per share data for all periods after April 26, 2004.

On April 26, 2004 and August 5, 2004, the Company issued 101,200 and 54,800 non-performance based restricted common shares, respectively. These shares are included in the Company’s basic shares and per share data once vested. The non-vested shares are considered dilutive and included in the diluted share and per share data based on the treasury share method.

On April 26, 2004 and March 22, 2005, the Company issued 364,000 and 6,000 qualified and non-qualified share options to employees and non-employee board members, respectively. During the three months ended March 31, 2005, the share options are considered dilutive, and therefore are included in the diluted share and per share data based on the treasury share method.

On March 22, 2005, the Company issued 55,024 performance based restricted shares. These shares are not include in the Company’s basic or diluted share calculation as they are contingently issuable based on the performance criteria in the share agreements.

Based on the above and pursuant to disclosure requirements contained in SFAS No. 128, Earnings Per Share, the following information represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the Company’s interim unaudited consolidated condensed financial statements.

	For the Three Months Ended March 31, 2005
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income before discontinued operations	$3,079	13,046,339	$0.24
Effect of Dilutive Securities
Restricted common shares and share options	—	83,207	0.01

Diluted EPS
Net income	$3,079	13,129,546	$0.23

Diluted EPS is the same as Basic EPS for the three months ended March 31, 2004 because the Company had no common share equivalents granted during that period.

(3)	Investments

The Company invests primarily in investment-grade fixed maturity securities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturity securities classified as held-to-maturity were as follows:

	March 31, 2005
	(dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$89	12	—	101
Agencies not backed by the full faith and credit of the U.S. Government	1,049	—	(18)	1,031

Total	$1,138	12	(18)	1,132

	December 31, 2004
	(dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$89	13	—	102
Agencies not backed by the full faith and credit of the U.S. Government	1,053	1	—	1,054

Total	$1,142	14	—	1,156

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities classified as available-for-sale were as follows:

	March 31, 2005
	(dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Fixed maturities:
U.S. Treasury securities	$3,067	17	(32)	3,052
Agencies not backed by the full faith and credit of the U.S. Government	14,319	—	(223)	14,096
Obligations of states and political subdivisions	121,397	332	(1,330)	120,399
Corporate securities	35,527	22	(664)	34,885
Mortgage-backed securities	35,282	107	(443)	34,946
Collateralized mortgage obligations	30,108	43	(369)	29,782
Asset-backed securities	25,582	65	(338)	25,309

Total fixed maturities	265,282	586	(3,399)	262,469

Equities:
Equity securities	21,233	147	(533)	20,847
Bond mutual funds	27,845	—	(431)	27,414

Total equities	49,078	147	(964)	48,261

Total	$314,360	733	(4,363)	310,730

	December 31, 2004
	(dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Fixed maturities:
U.S. Treasury securities	$4,169	35	(32)	4,172
Agencies not backed by the full faith and credit of the U.S. Government	16,805	98	(84)	16,819
Obligations of states and political subdivisions	119,893	1,225	(399)	120,717
Corporate securities	46,249	200	(300)	46,149
Mortgage-backed securities	33,148	276	(48)	33,376
Collateralized mortgage obligations	23,825	72	(120)	23,777
Asset-backed securities	18,383	135	(127)	18,391

Total fixed maturities	262,470	2,041	(1,110)	263,401

Equities:
Equity securities	17,944	458	(174)	18,228
Bond mutual funds	18,943	3	(25)	18,921

Total equities	36,887	461	(199)	37,149

Total	$299,358	2,501	(1,309)	300,550

Under the Company’s accounting policy for equity securities and fixed-maturity securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur within a reasonable period of time.

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

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment. No other-than-temporary declines were realized in the three months ended March 31, 2005 or March 31, 2004.

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for held-to-maturity securities that are considered temporarily impaired are as follows:

	March 31, 2005
	(dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
Agencies not backed by the full faith and credit of the U.S. Government	$1,031	(18)	—	—	1,031	(18)

Total	$1,031	(18)	—	—	1,031	(18)

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	March 31, 2005
	(dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities	$1,540	(32)	—	—	1,540	(32)
Agencies not backed by the full faith and credit of the U.S. Government	12,152	(167)	1,944	(56)	14,096	(223)
Obligations of states and political subdivisions	73,053	(833)	15,614	(497)	88,667	(1,330)
Corporate securities	29,356	(656)	400	(8)	29,756	(664)
Mortgage-backed securities	30,538	(437)	150	(6)	30,688	(443)
Collateralized mortgage obligations	21,409	(310)	2,261	(59)	23,670	(369)
Asset-backed securities	13,349	(272)	2,757	(66)	16,106	(338)

Total fixed maturities	181,397	(2,707)	23,126	(692)	204,523	(3,399)

Equities:
Equity securities	12,667	(485)	899	(48)	13,566	(533)
Bond mutual funds	21,852	(431)	—	—	21,852	(431)

Total equities	34,519	(916)	899	(48)	35,418	(964)

Total	$215,916	(3,623)	24,025	(740)	239,941	(4,363)

At March 31, 2005, the Company had thirty fixed income securities and three equity securities that have been in an unrealized loss position for one year or longer. Twenty-nine of the fixed income securities are investment grade, of which twenty-eight securities are rated A1/A or better (including twenty-three securities which are rated AAA). The one remaining investment grade fixed income security is rated BB+ and has a fair value equal to 98.8% of its book value as of March 31, 2005. The three equity securities that have been in an unrealized loss position for one year or longer relate to three issuers each of which has shown an improved financial performance during 2004. In addition, these three equity securities have an aggregate fair market value equal to 94.9% of their book value as of March 31, 2005. All thirty of the fixed income securities are current on interest and principal and the three equity securities continue to pay dividends at a level consistent with or higher than the prior year . Management believes the declines are temporary and are not indicative of other-than-temporary impairments.

(4)	Loss and Loss Expense Reserves

Liability for losses and loss expenses represents the Company’s best estimate of the ultimate amounts needed to pay both reported and unreported claims. These estimates are based on quarterly internal actuarial studies and certified on an annual basis by an independent actuary. The Company continually reviews these estimates and, based on new developments and information, the Company includes adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made.

Net loss and loss expenses incurred were $25.7 million for the quarter ended March 31, 2005 compared to $18.9 million for the quarter ended March 31, 2004. In the first quarter of 2005, the Company recorded $23.8 million of incurred losses and loss expenses attributable to the 2005 accident year and $1.9 million attributable to events of prior years. In the first quarter of 2004, the Company recorded $16.7 million of incurred losses and loss expenses attributable to the 2004 accident year and $2.2 million attributable to events of prior years.

The prior year increases for the first quarter of 2005 resulted principally from construction defect claims within the other liability line of the property and casualty segment. During the first three months of 2005, the Company established reserves for two contribution action settlements that are anticipated to be paid within the year. This development was slightly offset by favorable claim count development, while claim severities continued to be within the Company’s expectation. Prior year development for construction defect claims was $1.4 million for the three months ended March 31, 2005.

At March 31, 2005, the Company had 519 open claims relating to construction defect compared to 566 open claims as of December 31, 2004. During the first quarter of 2005, 175 new claims were reported and 222 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims at March 31, 2005 were $19.4 million compared to $19.0 million at December 31, 2004.

During the first quarter of 2004, new construction defect claim counts exceeded expectations. Based on the claim count experience that emerged, the Company’s actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims. The prior year development recognized during the quarter for construction defect was substantially due to adverse claim count experience. The claim severities for the first quarter of 2004 were in line with the Company’s recent experience and expectations. Additionally, during the quarter, development on pending claims was favorable and the amount of claims closed continued to exceed the amount of new claims reported. As of March 31, 2004 the Company had 572 open claims relating to construction defect compared to 597 open claims as of December 31, 2003. During the first quarter of 2004, 262 new claims were reported and 287 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims at March 31, 2004 were $17.9.

During the first quarter of 2005, the Company recorded $355,000 of prior year development for property. This primarily resulted from adverse development on two December 2004 fire claims. All other lines performed as expected in the first quarter of 2005.

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

In the ordinary course of business, Century assumes and cedes reinsurance with other insurers and reinsurers. These arrangements provide greater diversification of business and limit the maximum net loss potential on large risks. There have been no significant changes in the Company’s reinsurance program. The amounts of ceded loss and loss expense reserves and ceded unearned premiums would represent a liability of the Company in the event that its reinsurers would be unable to meet existing obligations under reinsurance agreements.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	For the Three Months
	Ended March 31,
	2005	2004
	(Dollars in thousands)
Premiums written:
Direct	$47,318	42,865
Assumed	314	(29)
Ceded	(5,346)	(6,192)

Net premiums written	$42,286	36,644

Premiums earned:
Direct	$46,963	36,923
Assumed	215	10
Ceded	(5,658)	(4,874)

Net premiums earned	$41,520	32,059

Losses and loss expenses incurred:
Direct	$31,894	24,705
Assumed	(270)	409
Ceded	(5,897)	(6,212)

Net losses and loss expenses incurred	$25,727	18,902

(6)	Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$17,411	11,714
Policy acquisition costs deferred	10,315	9,453
Amortization of deferred policy acquisition costs	(10,220)	(6,850)

Balance at end of year	$17,506	14,317

Amortization of deferred policy acquisition costs for the three months ended March 31, 2004 included a reduction of amortization expense of $2.5 million relating to the transfer of capitalized acquisition costs from Evergreen and Continental for the property and casualty segment, which was partially offset by $1.9 million of capitalized acquisition costs for the surety segment that was transferred from Century to Evergreen and Continental. These transactions occurred in conjunction with the termination of the intercompany pooling agreement and the implementation of the loss portfolio agreements among Century, Evergreen and Continental, as disclosed in the December 31, 2004 Form 10-K filing.

(7)	Federal Income Taxes

The income tax provision for the quarters ended March 31, 2005 and 2004 has been computed based on the Company’s estimated annual effective tax rate of 30.0% and 31.1%, respectively, which differ from the federal income tax rate of 35% principally because of tax-exempt investment income.

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

The following is a summary of segment disclosures:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Segment revenue:
P/ C	$41,513	32,054
Investing	3,100	2,088
Other (including exited lines)	7	5

Segment revenue	$44,620	34,147

Segment profit (loss):
P/ C	$2,938	2,686
Investing	3,100	2,088
Other (including exited lines)	(561)	(743)

Segment profit	$5,477	4,031

Segment assets:
Investing	$318,436	181,915
Assets not allocated	90,981	125,508

Total consolidatd assets	$409,417	307,423

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Income before income taxes:
Segment profit	$5,477	4,031
Unallocated amounts:
Corporate expenses	(662)	534
Interest expense	(417)	(415)

Income before income taxes	$4,398	4,150

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2005
P/ C	$14,416	27,097	—	41,513
Other (including exited lines)	—	—	7	7

Earned premiums	$14,416	27,097	7	41,520

Three Months Ended March 31, 2004
P/ C	$13,255	18,799	—	32,054
Other (including exited lines)	—	—	5	5

Earned premiums	$13,255	18,799	5	32,059

The Company does not manage property and casualty products at this level of detail.

(10)	Dividend to Common Shareholders

On March 24, 2005, the Board of Directors declared a dividend of $0.02 per common share that was paid on April 28, 2005 to shareholders of record as of April 7, 2005. The dividends were accrued in the accompanying March 31, 2005 unaudited interim balance sheet in the caption accrued expenses and other liabilities.

(11)	Line of Credit

The Company has a $5.0 million line of credit with a maturity date of September 8, 2006 and interest only payments due quarterly based on LIBOR plus 2.5% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. There was no outstanding balance at March 31, 2005; however, in April 2005, the Company made a $2.3 million draw on the line of credit for general corporate purposes.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated condensed financial statements and the notes to those statements included in this Form 10-Q. Some of the statements in this report, including those set forth in the discussion and analysis below, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements are described under the heading “Risks Related to Our Business and Industry” in our Annual Report on Form 10-K for the year ended December 31, 2004 and elsewhere in this report, and include, but are not limited to, the following factors:

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

     We evaluate our insurance operations by monitoring key measures of growth and profitability. We measure our growth by examining gross written premiums. We generally measure our operating results by examining our net income, return on equity and loss, expense and combined ratios. The following provides further explanation of the key measures that we use to evaluate our results:

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

     Loss Ratio. Loss ratio is the ratio (expressed as a percentage) of losses and loss expenses incurred to premiums earned. Loss ratio generally is measured on both a gross (direct and assumed) and net (gross less ceded) basis. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements

     Expense Ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. We reduce our operating expenses by ancillary income (excluding net investment income and realized gains (losses) on securities) to calculate our net operating expenses. Due to our historically high levels of reinsurance, we calculate our expense ratio on both a gross basis (before the effect of ceded reinsurance) and a net basis (after the effect of ceded reinsurance). Although the net basis is meaningful in evaluating our financial results that are net of ceded reinsurance, as reflected in our consolidated financial statements, we believe that the gross expense ratio better reflects the operational efficiency of the underlying business and is a better measure of future trends. Interest expense is not included in the calculation of the expense ratio.

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

     For other fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment. For additional detail regarding our investment portfolio at March 31, 2005 and December 31, 2004, including disclosures regarding other-than-temporary declines in investment value, see Note 3 to our unaudited consolidated condensed financial statements included in this Form 10-Q.

     Deferred Policy Acquisition Costs. We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums. See Note 6 to our unaudited consolidated condensed financial statements included in this Form 10-Q.

     Federal Income Taxes The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.

     We utilize the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts more likely than not to be realized. See Note 7 to our unaudited consolidated condensed financial statements included in this Form 10-Q.

Results of Operations

     The table below summarizes certain operating results and key measures used in monitoring and evaluating operations. The information is intended to summarize and supplement information contained in interim unaudited consolidated condensed financial statements and to assist the reader in gaining a better understanding of results of operations.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Selected Financial Data:
Gross written premiums	$47,632	42,836
Premiums earned	41,520	32,059
Net investment income	3,159	1,965
Net realized investment (losses) gains	(59)	123
Total revenues	44,620	34,147
Total expenses	40,222	29,997
Net income	3,079	2,887
Key Financial Ratios:
Loss and loss expense ratio	62.0%	59.0%
Expense ratio	33.9%	33.3%

Combined ratio	95.9%	92.3%

Overview of Operating Results

     Net income increased from $2.9 million for the three months ended March 31, 2004 to $3.1 million for the three months ended March 31, 2005.

     The increase in net income was primarily attributable to an increase in total revenue, which was directly related to an increase in net earned premium and net investment income. The increase in net earned premium resulted principally from an increase in the volume of business which was offset by slight rate declines in both the property and casualty lines of business. Net investment income increased in the first quarter of 2005 due to higher invested assets as a result of the proceeds from the Company’s initial public offering that occurred in April of 2004 and the operational cash flows that occurred throughout 2004 and into the first quarter of 2005.

     This increase in total revenue was offset by an increase in total expenses that resulted from an increase in net loss and loss expenses and the $793,000 severance expense with our former Chief Operating Officer. The loss and loss expense ratios for the three months ended March 31, 2005 and 2004 were 62.0% and 59.0%, respectively, which reflects higher current accident year ultimate loss and loss expense ratios driven by the decreasing rate environment throughout 2004 and into 2005. The expense ratios for the three months ended March 31, 2005 and 2004 were 33.9% and 33.3%, respectively. The increase in the expense ratio is directly attributable to the severance expense recorded in the first quarter of 2005 as mentioned above.

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

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Gross written premiums:
Property/casualty	$47,575	42,865
Other (including exited lines)	57	(29)

Total gross written premiums	47,632	42,836
Ceded written premiums	5,346	6,192

Net written premiums	$42,286	36,644

Premiums earned	$41,520	32,059

Net written premiums to gross written premiums	88.8%	85.5%
Premiums earned to net written premiums	98.2%	87.5%
Net writings ratio (1)	1.4	1.9

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. This ratio is not restated to exclude discontinued operations as the insurance subsidiaries’ combined statutory surplus is not allocated by line of business. Therefore, in computing the ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus we do not restate the net written premium for discontinued operations to be consistent with that of the subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.

     Gross Written Premiums

     Gross written premiums increased to $47.6 million for the quarter ended March 31, 2005, an increase of 11.2% from $42.8 million for the same period in 2004. This increase was primarily due to an increase in volume of our property/casualty segment which was slightly offset by overall rate declines across our book of business. While our casualty line of business continued to grow with an increase of $5.4 million of gross written premiums, we experienced a decline in our overall casualty growth rate due to rate softening and increased market competition. Although, we expect this rate softening and increased market competition to continue throughout 2005, we believe that there are still opportunities for profitable growth in our casualty lines. Our property lines decreased in the first quarter of 2005 by $737,000. This decrease is a result of softened rates across our property book of business, causing the loss of some of our individually significant property accounts.

     Net Written Premiums and Premiums Earned

     Net written premiums for the three months ended March 31, 2005 were $42.3 million, representing an increase of 15.4% compared to the same period in 2004. Net written premiums represented 88.8% of gross written premiums for the three months ended March 31, 2005. This is higher than the relationship of net written premiums to gross written premiums during the same period in 2004, reflecting an increase in retention for the current year resulting from the decreased use of facultative reinsurance from a lower number of property accounts that have been historically ceded under the facultative treaty.

     Premiums earned, a function of net written premiums, were $41.5 million for the three months ended March 31, 2005, or 98.2% of net written premiums. This is higher than the relationship of premiums earned to net written premiums during the same period in 2004, reflecting the slower growth rate at the end of 2004 and into the first quarter of 2005.

     Net Investment Income

     Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is comprised of interest and dividends earned on these securities, net of related investment expenses.

     Net investment income increased to $3.2 million for the three months ended March 31, 2005, compared to $2.0 million for the same period in 2004. The increase was primarily due to an increase in invested assets, including cash as a result of the proceeds from the IPO and an increase in operation cash flows throughout 2004 and into 2005. Invested assets, including cash, increased by $130.3 million to $318.4 million as of March 31, 2005 from $188.1 million as of March 31, 2004. Pre-tax investment yield for the first three months ended March 31, 2005 was 4.5%, compared to 4.3% for the same period in 2004. In addition, in an effort to increase our tax equivalent yield we increased our allocation to tax-exempt municipals throughout 2004 and into 2005. Based on the increase in our allocation, we increased our tax equivalent yield to 5.1% as of March 31, 2005 from 4.6% as of March 31, 2004.

     Realized Gains (Losses) on Securities

     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities held as investments.

     We realized net investment losses of $59,000 and net investment gains of $123,000 on the sale of securities for the three months ended March 31, 2005 and 2004, respectively. No other-than-temporary declines were realized in the first quarter of 2005 or 2004.

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

     Net losses and loss expenses increased to $25.7 million for the three months ended March 31, 2005 from $18.9 million for the same period in 2004. Net losses and loss expense ratios for the three months ended March 31, 2005 and 2004 were 62.0% and 59.0%, respectively.

     Our reserve for losses and loss expenses at March 31, 2005 was $165.7 million (before the effects of reinsurance) and $134.2 million (after the effects of reinsurance), as estimated through our internal actuarial analysis. During the first quarter of 2005, we concluded through our actuarial analysis that the December 31, 2004 reserve for losses and loss expenses of $123.8 million (after the effects of reinsurance) was deficient by $1.9 million primarily on our construction defect and property reserves.

     Our reserve for losses and loss expenses (net of the effects of reinsurance) at March 31, 2005 and December 31, 2004 by line was as follows:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Property/casualty:
Casualty	$111,820	102,430
Property	17,521	16,115
Other (including exited lines):
Commercial auto	1,725	1,780
Workers’ compensation	3,115	3,426

Net reserves for losses and loss expenses	134,181	123,751

Plus reinsurance recoverables on unpaid losses at end of period	31,555	29,485

Gross reserves for losses and loss expenses	$165,736	153,236

     Based on the first quarter 2005 internal actuarial review, the Company recorded $23.8 million of incurred losses and loss expenses attributable to the 2005 accident year and $1.9 million attributable to events of prior years. The accident year losses and loss expense ratios for the property and casualty segment for accident years 2005, 2004 and 2003 were 57.4%, 52.8% and 45.6%, respectively. In the first quarter of 2004, the Company recorded $16.7 million of incurred losses and loss expenses attributable to the 2004 accident year and $2.2 million attributable to events of prior years.

     The prior year increases for the first quarter of 2005 resulted principally from construction defect claims within the other liability line of the property and casualty segment. During the first three months of 2005, the Company established reserves for two contribution action settlements that are anticipated to be paid within the year. This development was slightly offset by favorable claim count development, while claim severities continued to be within the Company’s expectation. Prior year development for construction defect claims was $1.4 million for the three months ended March 31, 2005.

     At March 31, 2005 the Company had 519 open claims relating to construction defect compared to 566 open claims as of December 31, 2004. During the first quarter of 2005, 175 new claims were reported and 222 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims at March 31, 2005 were $19.4 million compared to $19.0 million at December 31, 2004.

     During the first quarter of 2004, new construction defect claim counts exceeded expectations. Based on the claim count experience that emerged, the Company’s actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims. The prior year development recognized during the quarter for construction defect was substantially due to adverse claim count experience. The claim severities for the quarter of 2004 were in line with the Company’s recent experience and expectations. Additionally, during the quarter, development on pending claims was favorable and the amount of claims closed continued to exceed the amount of new claims reported. As of March 31, 2004 the Company had 572 open claims relating to construction defect compared to 597 open claims as of December 31, 2003. During the first quarter of 2004, 262 new claims were reported and 287 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims at March 31, 2004 were $17.9 million.

     During the first quarter of 2005, the Company recorded $355,000 of prior year development for property. This primarily resulted from adverse development on two December 2004 fire claims. All other lines performed as expected in the first quarter of 2005.

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

     Our other (exited lines) performed as expected in the first quarter of 2005. For commercial automobile, the Company had 29 open claims at March 31, 2005 compared to 38 open claims at December 31, 2004. During the first quarter of 2005, there were no new claims reported and nine existing claims were settled or dismissed. Our net loss and loss expense reserves for commercial automobile at March 31, 2005 were $1.7 million compared to $1.8 million as of December 31, 2004. In addition, for workers’ compensation, at March 31, 2005, the Company had 235 open claims at March 31, 3005 compared to 257 open claims at December 31, 2004. During the first quarter of 2005, there were three new claims reported and 25 existing claims were settled or dismissed. Our net loss and loss expense reserves for workers compensation at March 31, 2005 were $3.1 million compared to $3.4 million as of December 31, 2004.

     Operating Expenses

     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$10,220	6,850
Other operating expenses	3,065	3,580

ADAC and other operating expenses	13,285	10,430
Severance expense	793	250
Interest expense	417	415

Total operating expenses	$14,495	11,095

Expense ratio:
ADAC	24.6%	21.4%
Other operating expenses	7.4%	11.2%
Severence	1.9%	0.8%

Total expense ratio (1)	33.9%	33.3%

(1)	Interest expense is not included in the calculation of the expense ratio.

     Operating expenses increased $3.4 million, or 30.6%, to $14.5 million for the three month period ended March 31, 2005 from $11.1 million for the same period in 2004. The increase is primarily attributable to an increase in ADAC, including commission expenses. This increase resulted from an increase in the volume of insurance written. The increase in the ADAC ratio to 24.6% in 2005 from 21.4% in 2004, is directly related to the fact that the 2004 expense includes a reduction of amortization expense of $2.5 million relating to the transfer of capitalized acquisition costs from Evergreen and Continental for the property and casualty segment, which was partially offset by $1.9 million of capitalized acquisition costs for the surety segment that was transferred from Century to Evergreen and Continental. These transactions occurred in conjunction with the termination of the intercompany pooling agreement and the implementation of the loss portfolio agreements.

     Other operating expenses decreased slightly to $3.1 million for the first quarter 2005 compared to $3.6 million for the first quarter 2004. This decrease is a direct result of the Company’s focus on expense management that occurred throughout 2004 and into 2005.

     The overall expense ratio for the three months ended March 31, 2005 was 33.9%, which is 0.6 percentage points higher than that of the same period in 2004. The increase in the expense ratio for the three month period ended March 31, 2005 is primarily due to the severance agreement with the Company’s former Chief Operating Officer recorded in 2005, the one time ADAC adjustment that lowered overall expenses in 2004, all of which were offset by an increase in operational efficiencies achieved through a focus on expense management as seen in the overall decline in the other operating expense ratio.

     Interest expense remained consistent for the three months ended March 31, 2005 and 2004 at $417,000 and $415,000, respectively.

Income Taxes

     The 2005 income tax provision for the quarter ended March 31, 2005 has been computed based on our estimated annual effective tax rate of 30.0%, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income. The effective tax rate of 30.0% in 2005 is lower than the 32.4% reported in 2004 primarily due to the increase in tax exempt municipal bonds that occurred throughout 2004 and into 2005.

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

     Century is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century may pay dividends to ProCentury without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Century to ProCentury for 2005 is $13.8 million. Century did not pay ProCentury any dividends in the first quarter of 2005. Century paid ordinary dividends of $1.5 million for the three months ended March 31, 2004. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.

     Century is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. At December 31, 2004, the statutory surplus of Century was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2004 was $115.8 million and the regulatory action level was $29.3 million. Century’s statutory surplus at March 31, 2005 was $118.7 million.

     Consolidated net cash provided by operating activities was $11.7 million for the first quarter of 2005, compared to $11.3 million for the same period in 2004. This improvement was primarily attributable to the increase in net written premiums partially offset by an increase in paid losses.

     Consolidated net cash used by investing activities was $14.6 million for the first quarter of 2005, compared to net cash used by investing activities of $10.7 million for the same period in 2004. This increase was primarily attributable to the increased level of purchases of fixed maturity securities.

     Consolidated net cash used in financing activities was $265,000 for the first quarter of 2005, compared to net cash used in financing activities of $234,000 for the same period in 2004. The $265,000 in the first quarter of 2005 related to dividends declared and accrued on March 24, 2005. The dividend was paid on April 28, 2005 to shareholders of record as of April 7, 2005. The $234,000 in the first quarter of 2004 related to principal payments on our long term bank debt that was subsequently paid off in April of 2004.

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

     Line of Credit. ProCentury has a $5.0 million line of credit. Interest on the note is payable quarterly and is based on a floating rate of LIBOR plus 2.5%. The note matures on September 8, 2006. Under the terms of the line of credit, 100% of the common shares of Century are pledge as collateral. There was no outstanding balance at March 31, 2005; however, in April 2005, the Company made a $2.3 million draw on the line of credit.

     The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements at March 31, 2005 were as follows:

	Payments Due by Year
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in thousands)
Long Term Debt:
Debt issued to a related party trust (1)(2)	$1,350	1,800	1,800	1,800	1,800	66,751	75,301
Loss and loss expense payments, net of the effects of reinsurance (3)	40,471	34,984	24,280	14,251	7,689	12,506	134,181
Operating lease on facilities	718	978	998	1,018	734	2,339	6,785
Other operating leases	180	212	212	152	—	—	756

Total contractual obligations	$42,719	37,974	27,290	17,221	10,223	81,596	217,023

(1)	Amounts include interest payments associated with these obligations using applicable interest rates as of March 31, 2005.

(2)	In connection with the adoption of FIN 46R, ProCentury has deconsolidated the trusts established in connection with the issuance of trust preferred securities effective December 31, 2003. As a result, ProCentury reports as a component of long term debt the junior subordinated debentures payable by ProCentury to the trusts. See Note 8(b) to our 2004 audited consolidated financial statements included in the Form 10-K.

(3)	The timing for payment of our estimated losses, net of the effects of reinsurance is determined by periods based on our historical claims payment experience. Due to the uncertainty in estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above.

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

     Our cash and investment portfolio increased to $318.4 million at March 31, 2005 from $312.4 million at December 31, 2004 and is summarized by type of investment in Note 3 to the interim unaudited consolidated condensed financial statements, included in this Form 10-Q filing. The Company’s taxable equivalent yield increased from 4.8% at December 31, 2004 to 5.1% at March 31, 2005. The increase in the taxable equivalent yield during the first quarter of 2005 was a result of the investment of proceeds from maturities and operating cash flows at higher interest rates, which were partially driven by the overall rise in market interest rates. Our fixed maturity securities at March 31, 2005 remained fairly consistent with the balance at December 31, 2004. Equity securities increased from $37.1 million at December 31, 2004 to $48.3 million at March 31, 2005. During the three months ended March 31, 2005, the duration of the fixed income portfolio decreased slightly from 4.5 years at December 31, 2004 to 4.3 years at March 31, 2005. The overall credit quality of the portfolio remained investment grade.

Accounting Standards

In December 2004, the FASB revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards, for all options vesting, granted, or modified after the effective date of this revised statement. The accounting provisions of SFAS 123R were to become effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a final rule amending Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R. This ruling delays the effective date of SFAS 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the accounting provisions of SFAS 123R will become effective beginning in 2006 for our financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     The Company is exposed to market risk, which is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, equity price risk and interest rate risk.

     As of March 31, 2005, there had not been a material change in any of the market risk information disclosed by the Company under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

10.1	Separation Agreement by and between the Company and John A. Marazza, dated January 21, 2005 (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2005.)

10.2	Form of Restricted Stock Award Agreement for Performance Vesting Restricted Stock under the ProCentury Corporation 2004 Stock Option and Award Plan.

10.3	Form of Stock Option Agreement for Non-Qualified Stock Options Granted to Non-Employee Directors under the ProCentury Corporation 2004 Stock Option and Award Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

PROCENTURY CORPORATION

Date: May 13, 2005	By:	/s/ Charles D. Hamm

Charles D. Hamm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

10.1	Separation Agreement by and between the Company and John A. Marazza, dated January 21, 2005 (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2005.)

10.2	Form of Restricted Stock Award Agreement for Performance Vesting Restricted Stock under the ProCentury Corporation 2004 Stock Option and Award Plan.

10.3	Form of Stock Option Agreement for Non-Qualified Stock Options Granted to Non-Employee Directors under the ProCentury Corporation 2004 Stock Option and Award Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.