Form 10-Q
period 2005-06-30
PROCENTURY CORP
filed 2005-09-01
CIK 1273397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _________________ .
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
YES ☐ NO ☑
     As of September 1, 2005, the registrant had 13,211,019 outstanding Common Shares, without par value.

PROCENTURY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2005

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Premiums earned	$43,025	35,819	84,545	67,877
Net investment income	3,495	2,410	6,654	4,375
Net realized investment (losses) gains	(94)	21	(153)	144

Total revenues	46,426	38,250	91,046	72,396

Losses and loss expenses	26,587	20,986	52,314	39,888
Amortization of deferred policy acquisition costs	10,335	8,643	20,555	15,493
Other operating expenses	3,474	3,272	6,539	6,850
Severance expense	—	—	793	250
Interest expense	459	345	876	760
Interest expense on the redemption of Class B Shares	—	518	—	518

Total expenses	40,855	33,764	81,077	63,759

Income before income tax	5,571	4,486	9,969	8,637
Income tax expense	1,572	1,500	2,891	2,763

Net income	$3,999	2,986	7,078	5,874

Basic net income per share	$0.31	0.27	0.54	0.73

Diluted net income per share	$0.30	0.26	0.54	0.72

Weighted average of shares outstanding – basic	13,052,650	11,222,340	13,049,570	8,062,828

Weighted average of shares outstanding – diluted	13,121,314	11,328,595	13,127,469	8,115,125

Cash dividend per share	$0.02	—	0.04	—

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
Assets
Investments:
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2005, $276,706; 2004, $262,470)	$278,411	263,401
Held-to-maturity, at amortized cost (fair value 2005, $1,147; 2004, $1,156)	1,135	1,142
Equities (available-for-sale):
Equity securities, at fair value (cost 2005, $25,769; 2004, $17,944)	25,817	18,228
Bond mutual funds, at fair value (cost 2005, $18,598; 2004, $18,943)	18,308	18,921
Short-term investments, at amortized cost	5,056	4,026

Total investments	328,727	305,718
Cash	12,042	6,681
Premiums in course of collection, net	16,618	11,747
Deferred policy acquisition costs	18,919	17,411
Prepaid reinsurance premiums	9,894	9,382
Reinsurance recoverable on paid losses, net	2,137	3,897
Reinsurance recoverable on unpaid losses, net	38,380	29,485
Deferred federal income tax asset	6,389	5,442
Other assets	6,730	5,164

Total assets	$439,836	394,927

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$183,312	153,236
Unearned premiums	88,745	82,135
Long term debt	25,000	25,000
Accrued expenses and other liabilities	5,770	6,703
Reinsurance balances payable	2,614	2,348
Collateral held	11,622	7,008
Federal income taxes payable	348	3,260

Total liabilities	317,411	279,690

Shareholders’ equity:
Capital stock, without par value	—	—
Additional paid-in capital	100,166	100,103
Retained earnings	22,277	15,727
Unearned share compensation	(1,011)	(1,413)
Accumulated other comprehensive income, net of taxes	993	820

Total shareholders’ equity	122,425	115,237

Total liabilities and shareholders’ equity	$439,836	394,927

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2005	2004
Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	100,103	26,866
Issuance of common shares	—	77,931
Issuance cost	—	(1,298)
Redemption of Class B shares	—	(5,000)
Shares issued under share compensation plans	63	1,063

End of period	100,166	99,562

Retained earnings:
Beginning of period	15,727	8,297
Net income	7,078	5,874
Dividend of subsidiary available for sale	—	(7,024)
Dividends	(528)	—

End of period	22,277	7,147

Unearned share compensation:
Beginning of period	(1,413)	(1,063)
Vesting of restricted shares	402	—

End of period	(1,011)	(1,063)

Accumulated other comprehensive income, net of taxes
Beginning of period	820	1,234
Unrealized holding (losses) gains arising during period, net of reclassification adjustment	173	(3,512)
Dividend of subsidiary available for sale	—	(564)

End of period	993	(2,842)

Total shareholder’s equity	$122,425	102,804

Comprehensive Income
Net income	$7,078	5,874

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period:
Gross	118	(5,233)
Related federal income tax (expense) benefit	(44)	1,815

Net unrealized gains (losses)	74	(3,418)

Reclassification adjustment for gains (losses) included in net income:
Gross	(153)	144

Related federal income tax benefit (expense)	54	(50)

Net reclassification adjustment	(99)	94

Other comprehensive income (loss)	173	(3,512)

Total comprehensive income	$7,251	2,362

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows provided by operating activities:
Net income	$7,078	5,874
Adjustments:
Net realized investment losses (gains)	153	(144)
Deferred federal income tax benefit	(1,188)	(3,070)
Restricted share compensation	465	—
Changes in assets and liabilities:
Premiums in course of collection, net	(4,871)	(1,374)
Deferred policy acquisition costs	(1,508)	(3,902)
Prepaid reinsurance premiums	(512)	(1,935)
Reinsurance recoverable on paid and unpaid losses, net	(7,135)	(7,292)
Federal income taxes payable	(2,912)	3,334
Losses and loss expense reserves	30,076	24,160
Unearned premiums	6,610	13,623
Reinsurance balances payable	266	(1,946)
Collateral held	4,614	(1,533)
Receivable from subsidiary available for sale	—	26,885
Other, net	(934)	(3,496)

Net cash provided by operating activities	30,202	49,184

Cash flows used in investing activities:
Purchases of equity securities	(46,712)	(44,952)
Purchases of fixed maturity securities available-for-sale	(62,864)	(131,314)
Proceeds from sales of equity securities	39,141	27,217
Proceeds from sales and maturities of fixed maturities available-for-sale	48,154	22,504
Proceeds from maturities of fixed maturities held-to-maturity	—	325
Acquisition, net of cash acquired	(1,002)	—
Net proceeds from sale of short-term investments	(1,030)	13,288

Net cash used in investing activities	(24,313)	(112,932)

Cash flows (used in) provided by financing activities:
Issuance of common shares	—	77,931
Issuance cost	—	(1,298)
Redemption of Class B common shares	—	(5,000)
Principal payment on long term debt	—	(9,133)
Dividend paid to shareholders	(528)	—
Draw on line of credit	2,300	—
Principal payment on line of credit	(2,300)	—

Net cash (used in) provided by financing activities	(528)	62,500

Increase (decrease) in cash and cash equivalents	5,361	(1,248)
Cash and equivalents at beginning of year	6,681	5,814

Cash and equivalents at end of year	$12,042	4,566

Supplemental disclosure of cash flow information:
Interest paid	$872	900

Federal income taxes paid	$6,991	2,300

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 30, 2005
(Unaudited)
(1)	Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements and notes include the accounts of ProCentury Corporation , (the “Company” or “ProCentury”) and its wholly owned insurance subsidiary, Century Surety Company (“Century”). The interim unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, the interim unaudited consolidated condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the interim periods have been included. These interim unaudited consolidated condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company’s audited consolidated financial statements, included in the Company’s annual report on Form 10-K Filing as of December 31, 2004. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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
On June 1, 2005, Century acquired 100% of the outstanding shares of the Fireman’s Fund of Texas (FFTX) for $5.8 million (including direct costs of $100,000). FFTX has statutory surplus of $5.4 million on the date of acquisition. FFTX is a Texas domiciled property and casualty company licensed in Texas, Oklahoma and California. The acquisition is part of the Company’s long-term plan to develop business that requires admitted status, as well as its continued focus on growing its excess and surplus lines business. The total purchase price of the acquisition was allocated to the assets and the liabilities acquired based upon the respective fair values as of the date of acquisition. Intangible assets included in the purchase were valued at $375,000. The excess of the fair value of the net identifiable assets acquired over the purchase price was $175,000. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Effective August 18, 2005, the Texas Department of Insurance approved the name change from FFTX to Pro Century Insurance Company.

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

Share Option Accounting

The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), and other related accounting interpretations for the Company’s share option and restricted common share plans utilizing the “intrinsic value method.” The Company also follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the Company’s share option grants, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment of FASB Statement No. 123. This disclosure requires pro forma net income and earnings per share information, which is calculated assuming the Company has accounted for its stock option plans under the “fair value method” described in SFAS No. 123 and SFAS No. 148.

If the Company recorded compensation expense for its share option grants based on the “fair value method,” the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts as indicated in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net income (loss):
As reported	$3,999	2,986	7,078	5,874

Add: Share-based employee compensation expense included in reported net income, net of related tax effects	84	—	302	—

Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(150)	(48)	(502)	(48)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Pro Forma	$3,933	2,938	6,878	5,826

Basic income (loss) per common share:
As reported	$0.31	0.27	0.54	0.73

Pro Forma	$0.30	0.26	0.53	0.72

Diluted income (loss) per common share:
As reported	$0.30	0.26	0.54	0.72

Pro Forma	$0.30	0.26	0.52	0.72

No share option or restricted common share-based compensation expense is included in reported net income (loss) for the three and six months ended June 30, 2004.

The fair values of the share options are estimated on the dates of grant using the Black Scholes option pricing model with the following weighted average assumptions:

For the Six Months
Ended June 30, 2005
Risk free interest rate	3.97%
Dividend yield	0.76%
Volatility factor	23.14%
Weighted average expected option life	7.00 Years
In December 2004, the FASB revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards, for all options vesting, granted, or modified after the effective date of this revised statement. The accounting provisions of SFAS 123R were to become effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a final rule amending Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R. This ruling delays the effective date of SFAS 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the accounting provisions of SFAS 123R will become effective beginning in 2006 for the Company’s financial statements. The Company is evaluating the impact of implementing SFAS 123R and anticipates it will be material to the financial statements.

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

	For the Three Months Ended June 30, 2005
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$3,999	13,052,650	$0.31
Effect of Dilutive Securities
Restricted common shares and share options	—	68,664	(0.01)

Diluted EPS
Net income	$3,999	13,121,314	$0.30

	For the Three Months Ended June 30, 2004
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$2,986	11,222,340	$0.27
Effect of Dilutive Securities
Restricted common shares and share options	—	106,255	(0.01)

Diluted EPS
Net income	$2,986	11,328,595	$0.26

	For the Six Months Ended June 30, 2005
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$7,078	13,049,570	$0.54
Effect of Dilutive Securities
Restricted common shares and share options	—	77,899	—

Diluted EPS
Net income	$7,078	13,127,469	$0.54

	For the Six Months Ended June 30, 2004
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$5,874	8,062,828	$0.73
Effect of Dilutive Securities
Restricted common shares and share options	—	52,297	(0.01)

Diluted EPS
Net income	$5,874	8,115,125	$0.72

(3)	Investments

The Company invests primarily in investment-grade fixed-maturity securities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed-maturity securities classified as held-to-maturity were as follows:

	June 30, 2005
	(dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$89	17	—	106
Agencies not backed by the full faith and credit of the U.S. Government	1,046	—	(5)	1,041

Total	$1,135	17	(5)	1,147

	December 31, 2004
	(dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$89	13	—	102
Agencies not backed by the full faith and credit of the U.S. Government	1,053	1	—	1,054

Total	$1,142	14	—	1,156

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed-maturity and equity securities classified as available-for-sale were as follows:

	June 30, 2005
	(dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Fixed maturities:
U.S. Treasury securities	$3,652	12	(19)	3,645
Agencies not backed by the full faith and credit of the U.S. Government	14,619	128	(47)	14,700
Obligations of states and political subdivisions	121,126	1,686	(145)	122,667
Corporate securities	39,035	141	(321)	38,855
Mortgage-backed securities	38,578	206	(111)	38,673
Collateralized mortgage obligations	29,348	60	(145)	29,263
Asset-backed securities	30,348	421	(161)	30,608

Total fixed maturities	276,706	2,654	(949)	278,411

Equities:
Equity securities	25,769	377	(329)	25,817
Bond mutual funds	18,598	—	(290)	18,308

Total equities	44,367	377	(619)	44,125

Total	$321,073	3,031	(1,568)	322,536

	December 31, 2004
	(dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Fixed maturities:
U.S. Treasury securities	$4,169	35	(32)	4,172
Agencies not backed by the full faith and credit of the U.S. Government	16,805	98	(84)	16,819
Obligations of states and political subdivisions	119,893	1,225	(399)	120,717
Corporate securities	46,249	200	(300)	46,149
Mortgage-backed securities	33,148	276	(48)	33,376
Collateralized mortgage obligations	23,825	72	(120)	23,777
Asset-backed securities	18,383	135	(127)	18,391

Total fixed maturities	262,470	2,041	(1,110)	263,401

Equities:
Equity securities	17,944	458	(174)	18,228
Bond mutual funds	18,943	3	(25)	18,921

Total equities	36,887	461	(199)	37,149

Total	$299,358	2,501	(1,309)	300,550

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

For other fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s ability and intent to hold or dispose of the security; and current economic conditions.

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment. Other-than-temporary losses of $35,000 were included in the investment losses for the three and six months ended June 30, 2005. No other-than-temporary declines were recognized in 2004.

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for held-to-maturity securities that are considered temporarily impaired are as follows:

	June 30, 2005
	(dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
Agencies not backed by the full faith and credit of the U.S. Government	$—	—	1,041	(5)	1,041	(5)

Total	$—	—	1,041	(5)	1,041	(5)

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	June 30, 2005
	(dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities	$455	—	1,548	(19)	2,003	(19)
Agencies not backed by the full faith and credit of the U.S. Government	1,292	(3)	5,313	(44)	6,605	(47)
Obligations of states and political subdivisions	7,380	(18)	15,423	(127)	22,803	(145)
Corporate securities	2,880	(19)	23,514	(302)	26,394	(321)
Mortgage-backed securities	3,748	(9)	15,832	(102)	19,580	(111)
Collateralized mortgage obligations	9,719	(60)	10,092	(85)	19,811	(145)
Asset-backed securities	3,136	(31)	8,778	(130)	11,914	(161)

Total fixed maturities	28,610	(140)	80,500	(809)	109,110	(949)

Equities:
Equity securities	7,308	(154)	5,190	(175)	12,498	(329)
Bond mutual funds	7,110	(203)	11,117	(87)	18,227	(290)

Total equities	14,418	(357)	16,307	(262)	30,725	(619)

Total	$43,028	(497)	96,807	(1,071)	139,835	(1,568)

At June 30, 2005, the Company had one hundred nine fixed income securities fourteen equity securities that have been in an unrealized loss position for one year or longer. One hundred four of the fixed income securities are investment grade, of which one hundred three of these securities are rated A1/A or better (including sixty-six securities which are rated AAA). The five remaining non-investment grade fixed income securities are rated BB- or better and have a fair value equal to 99.1% of their book value as of June 30, 2005. Two of the equity securities that have been in an unrealized loss position for one year or longer relate to closed end bond or preferred stock funds, each of which continues to pay its regular dividend on a monthly basis and also has an underlying net asset value per share that exceeds its price per share as of June 30, 2005. One of the equity securities relates to an investment in an open end high quality short duration bond fund, of which the underlying assets are all rated AAA. Finally, the eleven remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved financial performance during 2005. In addition, these fourteen equity securities have an aggregate fair market value of equal to 98.4% of their book value as of June 30, 2005. All one hundred nine of the fixed income securities are current on interest and principal and all fourteen of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes the declines are temporary and are not indicative of other-than-temporary impairments.

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

Net loss and loss expenses incurred were $26.6 million for the quarter ended June 30, 2005, compared to $21.0 million for the quarter ended June 30, 2004. In the second quarter of 2005, the Company recorded $24.9 million of incurred losses and loss expenses attributable to the 2005 accident year and $1.7 million attributable to events of prior years. In the second quarter of 2004, the Company recorded $18.8 million of incurred losses and loss expenses attributable to the 2004 accident year and $2.2 million attributable to events of prior years.

Net loss and loss expenses incurred were $52.3 million for the six months ended June 30, 2005, compared to $39.9 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, the Company recorded $48.7 million of incurred losses and loss expenses attributable to the 2005 accident year and $3.6 million attributable to events of prior years. For the six months ended June 30, 2004, the Company recorded $35.5 million of incurred losses and loss expenses attributable to the 2004 accident year and $4.4 million attributable to events of prior years.

The prior year increases for the quarter and six months ended June 30, 2005 resulted principally from construction defect claims within the other liability line of the property and casualty segment. During the first and second quarter of 2005, the Company established reserves for several contribution action settlements that are anticipated to be paid within the year. This development was slightly offset by favorable claim count development, while claim severities continued to be within the Company’s expectation. Prior year development for construction defect claims was $1.7 million and $3.1 million for the three and six months ended June 30, 2005, respectively.

The prior year increases related to construction defect claims was partially offset by positive development in the Company’s property line and supplemented by additional development in the casualty line. In the first quarter of 2005, the Company reported $355,000 of development in the property line. In the second quarter of 2005, the Company reported $891,000 of positive development in the property line that resulted from unexpected decreases in incurred losses. In addition, in the second quarter of 2005, the Company incurred $770,000 of prior year development related to the other than construction defect other liability line as a result of actual incurred losses exceeding expectations. All other lines performed as expected in the second quarter of 2005.

During the first six months of 2004, new construction defect claim counts exceeded expectations. Based on the claim count experience that emerged, the Company’s actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims. Prior year development for construction defect claims was $1.2 million and $2.6 million for the three and six months ended June 30, 2004, respectively.

Additionally, during the second quarter of 2004, the Company experienced development related to 19 new contractors claims. The 19 new claims were higher than recent experience and the development on pending claims exceeded the Company’s expectations.

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

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Premiums written:
Direct	$54,635	48,713	101,953	91,578
Assumed	638	223	952	194
Ceded	(6,916)	(6,014)	(12,262)	(12,206)

Net premiums written	$48,357	42,922	90,643	79,566

Premiums earned:
Direct	$48,919	40,986	95,882	77,909
Assumed	198	230	413	240
Ceded	(6,092)	(5,397)	(11,750)	(10,272)

Net premiums earned	$43,025	35,819	84,545	67,877

Losses and loss expenses incurred:
Direct	$31,777	26,484	63,671	51,189
Assumed	(142)	523	(412)	932
Ceded	(5,048)	(6,021)	(10,945)	(12,233)

Net losses and loss expenses incurred	$26,587	20,986	52,314	39,888

(6)	Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Balance at beginning of period	$17,506	14,317	17,411	11,714
Policy acquisition costs deferred	11,748	9,942	22,063	19,395
Amortization of deferred policy acquisition costs	(10,335)	(8,643)	(20,555)	(15,493)

Balance at end of period	$18,919	15,616	18,919	15,616

Amortization of deferred policy acquisition costs for the six months ended June 30, 2004 included a reduction of amortization expense of $2.5 million relating to the transfer of capitalized acquisition costs from Evergreen and Continental for the property and casualty segment, which was partially offset by $1.9 million of capitalized acquisition costs for the surety segment that was transferred from Century to Evergreen and Continental. These transactions occurred in conjunction with the termination of the intercompany pooling agreement and the implementation of the loss portfolio agreements among Century, Evergreen and Continental, as disclosed in the Company’s Form 10-K filing for the year ended December 31, 2004.

(7)	Federal Income Taxes

The income tax provision for the six months ended June 30, 2005 and 2004, has been computed based on our estimated annual effective tax rate of 29.0% and 32.0%, respectively, which differ from the federal income tax rate of 35% principally because of tax-exempt investment income.

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

The following is a summary of segment disclosures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Segment revenue:
P/ C	$42,927	35,824	84,440	67,877
Investing	3,401	2,431	6,501	4,519
Other (including exited lines)	98	(5)	105	—

Segment revenue	$46,426	38,250	91,046	72,396

Segment profit (loss):
P/ C	$2,275	2,888	5,213	5,574
Investing	3,401	2,431	6,501	4,519
Other (including exited lines)	481	(372)	(80)	(1,115)

Segment profit	$6,157	4,947	11,634	8,978

Segment assets:
Investing	$328,727	272,569	328,727	272,569
Assets not allocated	111,109	101,800	111,109	101,800

Total consolidated assets	$439,836	374,369	439,836	374,369

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Income before income taxes:
Segment profit	$6,157	4,947	11,634	8,978
Unallocated amounts:
Corporate expenses	(127)	402	(789)	937
Interest expense	(459)	(345)	(876)	(760)
Interest expense on redemption of Class B shares	—	(518)	—	(518)

Income before income tax	$5,571	4,486	9,969	8,637

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
		(Dollars in thousands)
Three Months Ended June 30, 2005
P/ C	$13,930	28,997	—	42,927
Other (including exited lines)	—	—	98	98

Earned premiums	$13,930	28,997	98	43,025

Three Months Ended June 30, 2004
P/ C	$14,039	21,785	—	35,824
Other (including exited lines)	—	—	(5)	(5)

Earned premiums	$14,039	21,785	(5)	35,819

Six Months Ended June 30, 2005
P/ C	$28,346	56,094	—	84,440
Other (including exited lines)	—	—	105	105

Earned premiums	$28,346	56,094	105	84,545

Six Months Ended June 30, 2004
P/ C	$27,294	40,583	—	67,877
Other (including exited lines)	—	—	—	—

Earned premiums	$27,294	40,583	—	67,877

The Company does not manage property and casualty products at this level of detail.

(10)	Dividend to Common Shareholders

On March 24, 2005, the Board of Directors declared a dividend of $0.02 per common share that was paid on April 28, 2005 to shareholders of record as of April 7, 2005. On May 19, 2005, the Board of Directors declared a dividend of $0.02 per common share that was paid on June 22, 2005 to shareholders of record as of June 1, 2005.

(11)	Line of Credit

The Company has a $5.0 million line of credit with a maturity date of September 8, 2006, and interest only payments due quarterly based on LIBOR plus 2.5% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. In April 2005, the Company made a $2.3 million draw on the line of credit for general corporate purposes. The $2.3 million draw was paid off on May 17, 2005. Interest paid on the line of credit was $5,000. Due to the late filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, the Company is not in compliance with the debt covenants in its line of credit. As such, the Company does not have the ability to draw on the line of credit until a waiver is received from the bank. The Company does not have any borrowings outstanding under the line of credit at June 30, 2005.

(12)	Subsequent Event

On August 17, 2005, the Board of Directors declared a dividend of $0.02 per common share to be paid on September 21, 2005 to shareholders of record as of August 31, 2005.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated condensed financial statements and the notes to those statements included in this Form 10-Q. Some of the statements in this report, including those set forth in the discussion and analysis below, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements are described under the heading “Risks Related to Our Business and Industry” in our Annual Report on Form 10-K for the year ended December 31, 2004, and elsewhere in this report, and include, but are not limited to, the following factors:
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
     For other fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s ability and intent to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment. For additional detail regarding our investment portfolio at June 30, 2005 and December 31, 2004, including disclosures regarding other-than-temporary declines in investment value, see Note 3 to our unaudited consolidated condensed financial statements included in this Form 10-Q.
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

Results of Operations
     The table below summarizes certain operating results and key measures used in monitoring and evaluating operations. The information is intended to summarize and supplement information contained in the interim unaudited consolidated condensed financial statements and to assist the reader in gaining a better understanding of results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Selected Financial Data:
Gross written premiums	$55,273	48,936	102,905	91,772
Premiums earned	43,025	35,819	84,545	67,877
Net investment income	3,495	2,410	6,654	4,375
Net realized investment (losses) gains	(94)	21	(153)	144
Total revenues	46,426	38,250	91,046	72,396
Total expenses	40,855	33,764	81,077	63,759
Net income	3,999	2,986	7,078	5,874
Key Financial Ratios:
Loss and loss expense ratio	61.8%	58.6%	61.9%	58.8%
Expense ratio	32.1%	33.3%	33.0%	33.3%

Combined ratio	93.9%	91.9%	94.9%	92.1%

Overview of Operating Results
     Net income increased to $4.0 million for the three months ended June 30, 2005 from $3.0 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, net income increased to $7.1 million from $5.9 million for the six months ended June 30, 2004.
     The increase in net income for the three and six months ended June 30, 2005 was primarily attributable to an increase in total revenue, which was directly related to an increase in net earned premium and net investment income. The increase in net earned premium resulted principally from an increase in the volume of business which was offset by slight rate declines in both the property and casualty lines of business. Net investment income increased due to higher invested assets as a result of the proceeds from the Company’s initial public offering that occurred in April of 2004 and the operational cash flows that occurred during 2004 and the first six months of 2005. In addition, we increased our after tax yield from 2.8% at June 30, 2004 to 3.4% at June 30, 2005.
     This increase in total revenue was offset by an increase in total expenses that resulted from an increase in net loss and loss expenses and the $793,000 severance expense associated with the departure of our former Chief Operating Officer. The loss and loss expense ratios for the six months ended June 30, 2005 and 2004 were 61.9% and 58.8%, respectively, which reflects higher current accident year ultimate loss and loss expense ratios driven by the decreasing rate environment throughout 2004 and into 2005. The expense ratios for the three months ended June 30, 2005 and 2004 were 32.1% and 33.3%, respectively. The expense ratios for the six months ended June 30, 2005 and 2004 were 33.0% and 33.3%, respectively. The decrease in the expense ratio for the quarter and the year is directly attributable to increases in operational efficiencies. In addition, the decrease in the expense ratio for the year, from the increase in the operational efficiencies, was offset by the severance expense recorded in the first quarter of 2005 as mentioned above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Gross written premiums:
Property/casualty	$54,564	48,936	102,139	91,772
Other (including exited lines)	709	—	766	—

Total gross written premiums	55,273	48,936	102,905	91,772
Ceded written premiums	6,916	6,014	12,262	12,206

Net written premiums	$48,357	42,922	90,643	79,566

Premiums earned	$43,025	35,819	84,545	67,877

Net written premiums to gross written premiums	87.5%	87.7%	88.1%	86.7%
Premiums earned to net written premiums	89.0%	83.5%	93.3%	85.3%
Net writings ratio (1)	1.6	1.6	1.5	1.5

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. This ratio is not restated to exclude discontinued operations as the insurance subsidiaries’ combined statutory surplus is not allocated by line of business. Therefore, in computing the ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus we do not restate the net written premium for discontinued operations to be consistent with that of the subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.
     Gross Written Premiums
     Gross written premiums increased to $55.3 million for the quarter ended June 30, 2005, an increase of 12.9% from $48.9 million for the same period in 2004. Gross written premiums increased to $102.9 million for the six months ended June 30, 2005, an increase of 12.1% from $91.8 million for the same period in 2004. This increase was primarily due to an increase in volume of our property/casualty segment which was slightly offset by overall rate declines across our book of business. While our casualty line of business continued to grow with an increase of gross written premiums of $7.0 million in the second quarter of 2005 and $12.4 million for the six months ended June 30, 2005, we experienced a decline in our overall casualty growth rate due to rate declines and increased market competition. Although, we expect these rate declines and increased market competition to continue throughout 2005, we believe that there are still opportunities for profitable growth in our casualty lines. Our property lines decreased in the second quarter by $1.1 million and in the six months ended June 30, 2005 by $1.8 million. This decrease is a result of declining rates across our property book of business, causing the loss of some of our individually significant property accounts.
     Net Written Premiums and Premiums Earned
     Net written premiums for the three months ended June 30, 2005 were $48.4 million, representing an increase of 12.7% compared to the same period in 2004. Net written premiums for the six months ended June 30, 2005 were $90.6 million, representing an increase of 13.9% compared to the same period in 2004. Net written premiums represented 87.5% of gross written premiums for the three months ended June 30, 2005 and 88.1% for the six months ended June 30, 2005. The relationship of net written premiums to gross written premiums is relatively stable during the same periods in 2004. The slight increase in the relationship of net written premiums to gross written premiums for the six months ended June 30, 2005 compared to the same period in 2004 reflects lower retention of business with effective dates of 2003 that was not recorded until the first quarter of 2004.
     Premiums earned, a function of net written premiums, were $43.0 million for the three months ended June 30, 2005, or 89.0% of net written premiums. Premiums earned were $84.5 million for the six months ended June 30, 2005, or 93.3% of net written premiums. This is higher than the relationship of premiums earned to net written premiums during the same period in 2004, reflecting the slower growth rate at the end of 2004 and into the first quarter of 2005.
     Net Investment Income
     Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is comprised of interest and dividends earned on these securities, net of related investment expenses.
     Net investment income increased to $3.5 million for the three months ended June 30, 2005, compared to $2.4 million for the same period in 2004. For the six months ended June 30, 2005, net investment income increased to $6.7 million compared to $4.4 million for the same period in 2004. The increase was primarily due to an increase in invested assets, including cash as a result of an increase in operating cash flows throughout 2004 and into 2005 and higher investment yields. Invested assets, including cash, increased by $63.6 million to $340.8 million as of June 30, 2005 from $277.1 million as of June 30, 2004. Pre-tax investment yield for the three months ended June 30, 2005 was 4.7%, compared to 3.8% for the same period in 2004. For the six months ended June 30, 2005, pre-tax investment yield was 4.5%, compared to 3.9% for the same period in 2004.
     In addition, as part of our effort to increase our tax equivalent yield, we raised our allocation to tax-exempt municipals throughout 2004 and into 2005, which resulted in an increase in our tax equivalent yield to 5.3% as of June 30, 2005 from 4.5% as of June 30, 2004.
     Realized Gains (Losses) on Securities
     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities held as investments.
     We realized net investment losses of $94,000 and net investment gains of $21,000 on the sale of securities for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, we realized net investment losses of $153,000 and net investment gains of $144,000 respectively on the sale of securities. Other-than-temporary losses of $35,000 were included in net realized investment losses for the three and six months ended June 30, 2005. No other-than-temporary declines were realized in 2004.

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
     We continue to perform an internal quarterly actuarial analysis and establish or adjust (for prior accident quarters) our best estimate of the ultimate incurred losses and loss expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. As of December 31 of each year, an independent actuary performs an analysis of the adequacy of our reserves. Our estimate of ultimate loss and loss expenses is evaluated and re-evaluated by accident year and by major coverage grouping. Changes in estimates are reflected in the period the additional information becomes known.
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
     Net losses and loss expenses increased to $26.6 million for the three months ended June 30, 2005 from $21.0 million for the same period in 2004. Net losses and loss expense ratios for the three months ended June 30, 2005 and 2004 were 61.8% and 58.6%, respectively. For the six months ended June 30, 2005, net losses and loss expenses increased to $52.3 from $39.9 million for the same period in 2004. Net losses and loss expense ratios for the six months ended June 30, 2005 and 2004 were 61.9% and 58.8%, respectively.
     Our reserve for losses and loss expenses at June 30, 2005 was $183.3 million (before the effects of reinsurance) and $144.9 million (after the effects of reinsurance), as estimated through our internal actuarial analysis. For the second quarter of 2005 and the first six months of 2005, we concluded through our actuarial analysis that the December 31, 2004 reserve for losses and loss expenses of $123.8 million (after the effects of reinsurance) was deficient by $1.7 million and $3.6 million, respectively primarily on our construction defect and property reserves.
     Our reserve for losses and loss expenses (net of the effects of reinsurance) at June 30, 2005 and December 31, 2004 by line was as follows:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Property/casualty:
Casualty	$122,152	102,430
Property	18,470	16,115
Other (including exited lines):
Commercial auto	1,436	1,780
Workers’ compensation	2,865	3,426
Other	9	0

Net reserves for losses and loss expenses	144,932	123,751

Plus reinsurance recoverables on unpaid losses at end of period	38,380	29,485

Gross reserves for losses and loss expenses	$183,312	153,236

     Based on the second quarter 2005 internal actuarial review, for the quarter ended June 30, 2005, we recorded $24.9 million of incurred losses and loss expenses attributable to the 2005 accident year and $1.7 million attributable to events of prior years. For the six months ended June 30, 2005, we recorded $48.7 million of incurred losses and loss expenses attributable to the
     2005 accident year and $3.6 million attributable to events of prior years. The accident year losses and loss expense ratios for the property and casualty segment for accident years 2005, 2004 and 2003 were 57.7%, 52.0% and 45.7%, respectively.
     The prior year increases for the quarter and six months ended June 30, 2005, resulted principally from construction defect claims within the other liability line of the property and casualty segment. During 2005, the Company established reserves for several contribution action settlements that are anticipated to be paid within the year. This development was slightly offset by favorable claim count development, while claim severities continued to be within the Company’s expectation. Prior year development for construction defect claims was $1.7 million and $3.1 million for the three months and six months ended June 30, 2005, respectively.
     At June 30, 2005 the Company had 572 open claims relating to construction defect compared to 566 open claims as of December 31, 2004. During the second quarter of 2005, 266 new claims were reported and 213 existing claims were settled or dismissed. During the six months ended June 30, 2005, 438 new claims were reported and 432 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims at June 30, 2005 were $19.2 million compared to $19.0 million at December 31, 2004.
     The prior year increases related to construction defect claims was partially offset by positive development in the Company’s property line and supplemented by additional development in the casualty line. In the first quarter of 2005, the Company reported $355,000 of development in the property line. In the second quarter of 2005, the Company reported $891,000 of positive development in the property line that resulted from unexpected decreases in incurred losses. In addition, in the second quarter of 2005, the Company incurred $770,000 of prior year development related to the other than construction defect other liability line as a result of actual incurred losses exceeding expectations. All other lines performed as expected in the second quarter of 2005.
     For the quarter ended June 30, 2004, we recorded $18.8 million of incurred losses and loss expenses attributable to the 2004 accident year and $2.2 million attributable to events of prior years. For the six months ended June 30, 2004, we recorded $35.5 million of incurred losses and loss expenses attributable to the 2004 accident year and $4.4 million attributable to events of prior years.
     During the first six months of 2004, new construction defect claim counts exceeded expectations. Based on the claim count experience that emerged, the Company’s actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims. Prior year development for construction defect claims was $1.2 million and $2.6 million for the three months and six months ended June 30, 2004, respectively.
     At June 30, 2004 the Company had 578 open claims relating to construction defect compared to 597 open claims as of December 31, 2003. During the second quarter of 2004, 266 new claims were reported and 259 existing claims were settled or dismissed. During the six months ended June 30, 2004, 516 new claims were reported and 535 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims at June 30, 2004 were $16.2 million compared to $18.6 million at December 31, 2003.
     Additionally, during the second quarter of 2004, the Company experienced development related to 19 new contractors claims. The 19 new claims were higher than recent experience and the development on pending claims exceeded the Company’s expectations.
     During the first quarter of 2004, the Company recorded increases in paid and incurred losses and loss expenses on seven commercial auto liability claims. The net incurred increases on these claims totaled $778,000. The increases were related to one significant, new claim ($155,000), reserve increases related to coverage disputes on three claims ($297,000), and unfavorable changes in conditions relating to three other claims ($326,000).

     Operating Expenses
     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$10,335	8,643	20,555	15,493
Other operating expenses	3,474	3,272	6,539	6,850

ADAC and other operating expenses	13,809	11,915	27,094	22,343
Severance expense	—	—	793	250
Interest expense	459	345	876	760
Interest expense on the redemption of the Class B shares	—	518	—	518

Total operating expenses	$14,268	12,778	28,763	23,871

Expense ratio:
ADAC	24.0%	24.1%	24.3%	22.8%
Other operating expenses	8.1%	9.1%	7.7%	10.1%
Severence	0.0%	0.0%	0.9%	0.4%

Total expense ratio (1)	32.1%	33.3%	33.0%	33.3%

(1)	Interest expense is not included in the calculation of the expense ratio.
     Operating expenses increased $1.5 million, or 11.7%, to $14.3 million for the three month period ended June 30, 2005 from the same period in 2004. For the six months ended June 30, 2005, operating expenses increased $4.9 million, or 20.5%, to $28.8 million compared to the six months ended June 30, 2004. The increase is primarily attributable to an increase in ADAC as a result of an increase in the volume of insurance written. The increase in the ADAC ratio to 24.3% for the six months ended June 30, 2005 from 22.8% in the same period in 2004, is directly related to the fact that the 2004 expense includes a reduction of amortization expense of $2.5 million relating to the transfer of capitalized acquisition costs from Evergreen and Continental for the property and casualty segment, which was partially offset by $1.9 million of capitalized acquisition costs for the surety segment that was transferred from Century to Evergreen and Continental. These transactions occurred in the first quarter of 2004 in conjunction with the termination of the intercompany pooling agreement and the implementation of the loss portfolio transfer agreements.
     Other operating expenses remained relatively stable in the three months ended June 30, 2005, compared to the same period in 2004, and decreased slightly to $6.5 million for the first six months off 2005 compared to $6.9 million for the first quarter 2004. This decrease is a direct result of the Company’s focus on expense management that occurred throughout 2004 and into 2005, which is reflected in the overall decrease in the other operating expense ratio in 2005 compared to the same periods in 2004.
     The overall expense ratio for the three months ended June 30, 2005 was 32.1%, which is 1.2 percentage points lower than that of the same period in 2004 due to the increase in operational efficiencies from the overall focus on expense management as discussed above. The decrease in the expense ratio for the six month period ended June 30, 2005 is also a result of our focus on expense management. In addition, the expense ratio for the six months ended June 30, 2005 includes the severance agreement with the Company’s former Chief Operating Officer.
     Interest expense continues to increase throughout 2005 with the increase in interest rates on our Trust Preferred securities.
Income Taxes
     The 2005 income tax provision for has been computed based on our estimated annual effective tax rate of 29.0% which differs from the federal income tax rate of 35% principally because of tax-exempt investment income. The effective tax rates in 2005 are lower than that reported in 2004 primarily due to the increase in tax-exempt municipal bonds that occurred throughout 2004 and into 2005.
Liquidity and Capital Resources
     ProCentury is a holding company, the principal asset of which is the common shares of Century. Although we have the capacity to generate cash through loans from banks and issuances of equity securities, our primary source of funds to meet our short-term liquidity needs, including the payment of dividends to our shareholders and corporate expenses, is dividends from Century. Century’s principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Century’s primary use of funds is to pay claims and operating expenses, to purchase investments and to make dividend payments to ProCentury. ProCentury’s future liquidity is dependent on the ability of Century to pay dividends.
     Century is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century may pay dividends to ProCentury without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Century to ProCentury in 2005 is $13.8 million. Century did not pay ProCentury any dividends in the first six months of 2005. Century distributed ordinary dividends of $3.7 million and $5.4 million of extraordinary dividends for the six months ended June 30, 2004. Of the total dividends in 2004, $7.6 million consisted of the dividend of Century’s interest in Evergreen. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.
     Century is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. At December 31, 2004, the statutory surplus of Century was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2004 was $115.8 million and the regulatory action level was $29.3 million. Century’s statutory surplus at June 30, 2005 was $122.4 million.
     Consolidated net cash provided by operating activities was $30.2 million for the first six months of 2005, compared to $49.2 million for the same period in 2004. The decrease is a direct result of the settlement we received in 2004 from Evergreen and Continental related to the termination of the intercompany pooling arrangement. Absent the Evergreen and Continental settlement, our net cash from operating activities increased $7.9 million primarily due our positive net income and overall profitable growth.
     Consolidated net cash used by investing activities was $24.3 million for the first six months of 2005, compared to $112.9 million for the same period in 2004. This decrease is directly due to the efforts in 2004 to invest the IPO proceeds, the proceeds from the settlement from Evergreen and Continental and to invest our operational cash float into higher yielding fixed-maturity securities. In 2005, we have continued our effort to minimize ideal operational cash float by investing our operating cash flows into higher yielding fixed-maturity securities.
     Consolidated net cash used in financing activities was $528,000 for the first six months of 2005, compared to net cash provided by financing activities of $62.5 million for the same period in 2004. The $528,000 in the first six months of 2005 related to dividends paid. The $62.5 million in the first six months of 2004 relate to activities that occurred in conjunction of our IPO that occurred in April of 2004.
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
     Line of Credit. ProCentury has a $5.0 million line of credit. Interest on the note is payable quarterly and is based on a floating rate of LIBOR plus 2.5%. The note matures on September 8, 2006. Under the terms of the line of credit, 100% of the common shares of Century are pledged as collateral. In April 2005, the Company made a $2.3 million draw on the line of credit, which was subsequently repaid in May of 2005. Due to the late filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, the Company is not in compliance with the debt covenants in its line of credit. As such, the Company does not have the ability to draw on the line of credit until a waiver is received from the bank. The Company does not have any borrowings outstanding under the line of credit at June 30, 2005.
     Our contractual obligations and commercial commitments have not materially changed from that reported in our most recent Form 10-K and first quarter Form 10-Q.
     Given our historical cash flow, we believe cash flow from operating activities in 2005 will provide sufficient liquidity for our operations, as well as to satisfy debt service obligations and to pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we can give no assurances in this regard.
Investment Portfolio
     Our investment strategy is designed to capitalize on our ability to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted return. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The majority of our fixed-maturity portfolio is rated investment grade to protect investments. Our investment portfolio is managed by two outside independent investment managers that operate under investment guidelines approved by Century’s investment committee. Century’s investment committee meets at least quarterly and reports to Century’s board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. In limited circumstances, we will invest in non-investment grade fixed-maturity securities that have an appropriate risk adjusted return, subject to satisfactory credit analysis performed by us and our investment managers.
     Our cash and investment portfolio increased to $340.8 million at June 30, 2005 from $312.4 million at December 31, 2004 and is summarized by type of investment in Note 3 to the interim unaudited consolidated condensed financial statements, included in this Form 10-Q filing. The Company’s taxable equivalent yield increased from 4.8% at December 31, 2004 to 5.3% at June 30, 2005. The increase in the taxable equivalent yield during the first six months of 2005 was a result of the investment of proceeds from maturities and operating cash flows at higher interest rates, which were partially driven by the overall rise in market interest rates. Our fixed-maturity securities at June 30, 2005 increased to $279.5 million from $264.5 million at December 31, 2004. Equity securities increased from $37.1 million at December 31, 2004 to $44.1 million at June 30, 2005. During the six months ended June 30, 2005, the duration of the fixed income portfolio decreased slightly from 4.5 years at December 31, 2004 to 4.3 years at June 30, 2005. The overall credit quality of the portfolio remained investment grade.
Accounting Standards
In December 2004, the FASB revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards, for all options vesting, granted, or modified after the effective date of this revised statement. The accounting provisions of SFAS 123R were to become effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a final rule amending Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R. This ruling delays the effective date of SFAS 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the accounting provisions of SFAS 123R will become effective beginning in 2006 for our financial statements. In December 2004, the FASB revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards, for all options vesting, granted, or modified after the effective date of this revised statement. The accounting provisions of SFAS 123R were to become effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a final rule amending Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R. The effect of this ruling is to delay the effective date of SFAS 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the accounting provisions of SFAS 123R will become effective for our financial statements beginning in 2006. The Company is evaluating the impact of implementing SFAS 123R and anticipates it will be material to the financial statements
Item 3. Quantitative And Qualitative Disclosures About Market Risk
     The Company is exposed to market risk, which is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, equity price risk and interest rate risk.

     As of June 30, 2005, there had not been a material change in any of the market risk information disclosed by the Company under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the year ended December 31, 2004.
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
     The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on management’s evaluation of the Company’s Disclosure Controls as of June 30, 2005, management concluded in August 2005, that a “significant deficiency” over the Company’s Disclosure Controls existed because certain information was not accumulated and communicated to allow management to make timely decisions regarding disclosures required to be included in the Company’s periodic filings under the Exchange Act. Management has initiated corrective action to enhance Disclosure Controls, including but not limited to additional training of appropriate employees.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of shareholders was held on May 19, 2005. The following matter was brought before the shareholders for vote at this meeting:
     The election of the following two Class I Directors, each to serve until the 2008 annual meeting of shareholders and until a successor has been duly elected and qualified:

	For	Against/Withheld
Michael J. Endres	12,654,295	120,635
Alan R. Weiler	12,684,475	90,455
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission “SEC” on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

PROCENTURY CORPORATION
Date: September 1, 2005	By:	/s/ Charles D. Hamm, Jr.
Charles D. Hamm, Jr.
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.