Form 10-Q
period 2005-09-30
PROCENTURY CORP
filed 2005-11-10
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES   ☐   NO   ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 10, 2005, the registrant had 13,211,019 outstanding Common Shares, without par value.

PROCENTURY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2005

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Premiums earned	$44,934	39,543	129,479	107,421
Net investment income	3,866	2,719	10,520	7,094
Net realized investment (losses) gains	(66)	(22)	(219)	122

Total revenues	48,734	42,240	139,780	114,637

Losses and loss expenses	36,410	24,518	88,724	64,406
Amortization of deferred policy acquisition costs	10,941	8,526	31,496	24,019
Other operating expenses	3,821	3,385	10,360	10,236
Severance expense	—	—	793	250
Interest expense	483	352	1,359	1,113
Interest expense on the redemption of Class B Shares	—	—	—	518

Total expenses	51,655	36,781	132,732	100,542

(Loss) income before income tax	(2,921)	5,459	7,048	14,095
Income tax (benefit) expense	(1,128)	1,747	1,763	4,510

Net (loss) income	$(1,793)	3,712	5,285	9,585

Basic net (loss) income per share	$(0.14)	0.28	0.40	0.98

Diluted net (loss) income per share	$(0.14)	0.28	0.40	0.98

Weighted average of shares outstanding — basic	13,064,909	13,135,450	13,054,764	9,779,529

Weighted average of shares outstanding — diluted	13,124,487	13,179,052	13,126,632	9,803,101

Cash dividend per share	$0.02	0.02	0.06	0.02

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 30, 2005	December 31, 2004
Assets
Investments:
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2005, $298,444; 2004, $262,470)	$296,160	263,401
Held-to-maturity, at amortized cost (fair value 2005, $1,127; 2004, $1,156)	1,132	1,142
Equities (available-for-sale):
Equity securities, at fair value (cost 2005, $25,987; 2004, $17,944)	25,676	18,228
Bond mutual funds, at fair value (cost 2005, $18,261; 2004, $18,943)	17,821	18,921
Short-term investments, at amortized cost	4,199	4,026

Total investments	344,988	305,718
Cash	11,100	6,681
Premiums in course of collection, net	13,859	11,747
Deferred policy acquisition costs	19,389	17,411
Prepaid reinsurance premiums	10,481	9,382
Reinsurance recoverable on paid losses, net	2,919	3,897
Reinsurance recoverable on unpaid losses, net	51,042	29,485
Deferred federal income tax asset	8,242	5,442
Federal income taxes recoverable	1,700	—
Other assets	6,797	5,164

Total assets	$470,517	394,927

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$215,343	153,236
Unearned premiums	90,179	82,135
Long term debt	25,000	25,000
Accrued expenses and other liabilities	5,308	6,703
Reinsurance balances payable	3,268	2,348
Collateral held	13,818	7,008
Federal income taxes payable	—	3,260

Total liabilities	352,916	279,690

Shareholders’ equity:
Capital stock, without par value	—	—
Additional paid-in capital	100,239	100,103
Retained earnings	20,219	15,727
Unearned share compensation	(925)	(1,413)
Accumulated other comprehensive (loss) income, net of taxes	(1,932)	820

Total shareholders’ equity	117,601	115,237

Total liabilities and shareholders’ equity	$470,517	394,927

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2005	2004
Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	100,103	26,866
Issuance of common shares	—	77,931
Issuance cost	—	(1,298)
Redemption of Class B shares	—	(5,000)
Shares issued under share compensation plans	136	—
Vesting of restricted common shares	—	111

End of period	100,239	98,610

Retained earnings:
Beginning of period	15,727	8,297
Net income (loss)	5,285	9,585
Dividend of subsidiary available for sale	—	(7,024)
Dividends	(793)	(262)

End of period	20,219	10,596

Unearned share compensation:
Beginning of period	(1,413)	—
Vesting of restricted shares	488	—

End of period	(925)	—

Accumulated other comprehensive income, net of taxes:
Beginning of period	820	1,234
Unrealized holding (losses) gains arising during period, net of reclassification adjustment	(2,752)	370
Dividend of subsidiary available for sale	—	(564)

End of period	(1,932)	1,040

Total shareholder’s equity	$117,601	110,246

Comprehensive Income
Net income	$5,285	9,585

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period:
Gross	(4,445)	708
Related federal income tax (expense) benefit	1,550	(259)

Net unrealized gains (losses)	(2,895)	449

Reclassification adjustment for (losses) gains included in net income:
Gross	(219)	122
Related federal income tax benefit (expense)	77	(43)

Net reclassification adjustment	(142)	79

Other comprehensive (loss) income	(2,752)	370

Total comprehensive income (loss)	$2,533	9,955

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows provided by operating activities:
Net income	$5,285	9,585
Adjustments:
Net realized investment losses (gains)	219	(122)
Deferred federal income tax benefit	(1,470)	(3,413)
Restricted share compensation	624	111
Changes in assets and liabilities:
Premiums in course of collection, net	(2,112)	(780)
Deferred policy acquisition costs	(1,978)	(5,365)
Prepaid reinsurance premiums	(1,099)	(2,673)
Reinsurance recoverable on paid and unpaid losses, net	(20,579)	6,616
Federal income taxes payable/recoverable	(4,960)	1,623
Losses and loss expense reserves	62,107	17,333
Unearned premiums	8,044	18,284
Reinsurance balances payable	920	(1,683)
Collateral held	6,810	(1,820)
Receivable from subsidiary available for sale	—	26,687
Other, net	(949)	(1,328)

Net cash provided by operating activities	50,862	63,055

Cash flows used in investing activities:
Purchases of equity securities	(50,594)	(50,591)
Purchases of fixed maturity securities available-for-sale	(98,324)	(161,417)
Proceeds from sales of equity securities	42,849	41,132
Proceeds from sales and maturities of fixed maturities available-for-sale	61,594	30,170
Proceeds from maturities of fixed maturities held-to-maturity	—	325
Acquisition, net of cash acquired	(1,002)	—
Net change in short-term investments	(173)	14,482

Net cash used in investing activities	(45,650)	(125,899)

Cash flows (used in) provided by financing activities:
Issuance of common shares	—	77,931
Issuance cost	—	(1,298)
Redemption of Class B common shares	—	(5,000)
Principal payment on long term debt	—	(9,133)
Dividend of subsidiary	—	(262)
Draw on line of credit	2,300	—
Principal payment on line of credit	(2,300)	—
Dividend paid to shareholders	(793)	—

Net cash (used in) provided by financing activities	(793)	62,238

Increase (decrease) in cash and cash equivalents	4,419	(606)
Cash and equivalents at beginning of year	6,681	5,814

Cash and equivalents at end of year	$11,100	5,208

Supplemental disclosure of cash flow information:
Interest paid	$1,357	1,234

Federal income taxes paid	$8,191	6,300

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2005
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

On June 1, 2005, Century acquired 100% of the outstanding shares of the Fireman’s Fund of Texas (FFTX) for $5.8 million (including direct costs of $100,000). FFTX had statutory surplus of $5.4 million on the date of acquisition. FFTX is a Texas domiciled property and casualty company licensed in Texas, Oklahoma and California. The acquisition is part of the Company’s long-term plan to develop business that requires admitted status, as well as its continued focus on growing its excess and surplus lines business. The total purchase price of the acquisition was allocated to the assets and the liabilities acquired based upon the respective fair values as of the date of acquisition. Intangible assets included in the purchase were valued at $375,000. The excess of the fair value of the net identifiable assets acquired over the purchase price was $193,000. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired.
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
If the Company recorded compensation expense for its share option grants based on the “fair value method,” the Company’s net (loss) income and (loss) earnings per share would have been adjusted to the pro forma amounts as indicated in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net (loss) income:
As reported	$(1,793)	3,712	5,285	9,585
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	97	111	398	111
Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(150)	(169)	(649)	(217)

Pro Forma	$(1,846)	3,654	5,034	9,479

Basic (loss) income per common share:
As reported	$(0.14)	0.28	0.40	0.98

Pro Forma	$(0.14)	0.28	0.39	0.97

Diluted (loss) income per common share:
As reported	$(0.14)	0.28	0.40	0.98

Pro Forma	$(0.14)	0.28	0.38	0.97

The fair values of the share options are estimated on the dates of grant using the Black Scholes option pricing model with the following weighted average assumptions:

For the Three and Nine Months
Ended September 30, 2005
Risk free interest rate	3.97%
Dividend yield	0.76%
Volatility factor	23.15%
Weighted average expected option life	7.00 Years
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

	For the Three Months Ended September 30, 2005
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net (Loss) Per Share
Net (loss)	$(1,793)	13,064,909	$(0.14)
Effect of Dilutive Securities
Restricted common shares and share options	—	59,578	—

Diluted EPS
Net (loss)	$(1,793)	13,124,487	$(0.14)

	For the Three Months Ended September 30, 2004
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$3,712	13,135,450	$0.28
Effect of Dilutive Securities
Restricted common shares and share options	—	43,602	—

Diluted EPS
Net income	$3,712	13,179,052	$0.28

	For the Nine Months Ended September 30, 2005
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$5,285	13,054,764	$0.40
Effect of Dilutive Securities
Restricted common shares and share options	—	71,868	—

Diluted EPS
Net income	$5,285	13,126,632	$0.40

	For the Nine Months Ended September 30, 2004
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$9,585	9,779,529	$0.98
Effect of Dilutive Securities
Restricted common shares and share options	—	23,572	—

Diluted EPS
Net income	$9,585	9,803,101	$0.98

(3)	Investments

The Company invests primarily in investment-grade fixed-maturity securities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed-maturity securities classified as held-to-maturity were as follows:

	September 30, 2005
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$89	14	—	103
Agencies not backed by the full faith and credit of the U.S. Government	1,043	—	(19)	1,024

Total	$1,132	14	(19)	1,127

	December 31, 2004
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$89	13	—	102
Agencies not backed by the full faith and credit of the U.S. Government	1,053	1	—	1,054

Total	$1,142	14	—	1,156

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed-maturity and equity securities classified as available-for-sale were as follows:

	September 30, 2005
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Fixed maturities:
U.S. Treasury securities	$3,693	1	(45)	3,649
Agencies not backed by the full faith and credit of the U.S. Government	14,325	13	(165)	14,173
Obligations of states and political subdivisions	134,464	444	(819)	134,089
Corporate securities	38,207	50	(694)	37,563
Mortgage-backed securities	43,427	74	(580)	42,921
Collateralized mortgage obligations	27,831	5	(375)	27,461
Asset-backed securities	36,497	253	(446)	36,304

Total fixed maturities	298,444	840	(3,124)	296,160

Equities:
Equity securities	25,987	255	(566)	25,676
Bond mutual funds	18,261	24	(464)	17,821

Total equities	44,248	279	(1,030)	43,497

Total	$342,692	1,119	(4,154)	339,657

	December 31, 2004
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Fixed maturities:
U.S. Treasury securities	$4,169	35	(32)	4,172
Agencies not backed by the full faith and credit of the U.S. Government	16,805	98	(84)	16,819
Obligations of states and political subdivisions	119,893	1,225	(399)	120,717
Corporate securities	46,249	200	(300)	46,149
Mortgage-backed securities	33,148	276	(48)	33,376
Collateralized mortgage obligations	23,825	72	(120)	23,777
Asset-backed securities	18,383	135	(127)	18,391

Total fixed maturities	262,470	2,041	(1,110)	263,401

Equities:
Equity securities	17,944	458	(174)	18,228
Bond mutual funds	18,943	3	(25)	18,921

Total equities	36,887	461	(199)	37,149

Total	$299,358	2,501	(1,309)	300,550

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

For other fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s ability and intent to hold or dispose of the security, and current economic conditions.

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment. Other-than-temporary losses of $79,000 and $114,000 were included in the investment losses for the three and nine months ended September 30, 2005, respectively. No other-than-temporary declines were realized in the nine months ended September 30, 2004.

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for held-to-maturity securities that are considered temporarily impaired are as follows:

	September 30, 2005
	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
Agencies not backed by the full faith and credit of the U.S. Government	$1,024	(19)	—	—	1,024	(19)

Total	$1,024	(19)	—	—	1,024	(19)

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	September 30, 2005
	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities	$3,381	(45)	—	—	3,381	(45)
Agencies not backed by the full faith and credit of the U.S. Government	6,071	(64)	5,253	(101)	11,324	(165)
Obligations of states and political subdivisions	66,787	(471)	16,667	(348)	83,454	(819)
Corporate securities	24,249	(448)	7,594	(246)	31,843	(694)
Mortgage-backed securities	36,124	(439)	5,645	(141)	41,769	(580)
Collateralized mortgage obligations	17,152	(242)	9,348	(133)	26,500	(375)
Asset-backed securities	15,758	(240)	7,954	(206)	23,712	(446)

Total fixed maturities	169,522	(1,949)	52,461	(1,175)	221,983	(3,124)

Equities:
Equity securities	10,749	(393)	2,796	(173)	13,545	(566)
Bond mutual funds	8,298	(253)	9,060	(211)	17,358	(464)

Total equities	19,047	(646)	11,856	(384)	30,903	(1,030)

Total	$188,569	(2,595)	64,317	(1,559)	252,886	(4,154)

At September 30, 2005, the Company had seventy-five fixed income securities and seven equity securities that have been in an unrealized loss position for one year or longer. Seventy-three of the fixed income securities are investment grade, of which seventy-one of these securities are rated A1/A or better (including fifty-three securities which are rated AAA). The two remaining non-investment grade fixed income securities are rated BB and BB- and have a fair value equal to 99.9% of their book value as of September 30, 2005. Two of the equity securities that have been in an unrealized loss position for one year or longer relate to closed end bond or preferred stock funds, each of which continues to pay its regular dividend on a monthly basis and also has an underlying net asset value per share that exceeds its price per share as of September 30, 2005. One of the equity securities relates to an investment in an open end high quality short duration bond fund, of which the underlying assets are all rated AAA. Finally, the four remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved financial performance during 2005. In addition, these seven equity securities have an aggregate fair market value equal to 96.8% of their book value as of September 30, 2005. All seventy-five of the fixed income securities are current on interest and principal and all seven of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes the declines are temporary and are not indicative of other-than-temporary impairments.

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

Net loss and loss expenses incurred were $36.4 million for the quarter ended September 30, 2005, compared to $24.5 million for the quarter ended September 30, 2004. In the third quarter of 2005, the Company recorded $35.4 million of incurred losses and loss expenses attributable to the 2005 accident year and $978,000 attributable to events of prior years. In the third quarter of 2004, the Company recorded $20.6 million of incurred losses and loss expenses attributable to the 2004 accident year and $3.9 million attributable to events of prior years.

Net loss and loss expenses incurred were $88.7 million for the nine months ended September 30, 2005, compared to $64.4 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the Company recorded $84.1 million of incurred losses and loss expenses attributable to the 2005 accident year and $4.6 million attributable to events of prior years. For the nine months ended September 30, 2004, the Company recorded $56.4 million of incurred losses and loss expenses attributable to the 2004 accident year and $8.0 million attributable to events of prior years.

During the quarter ended September 30, 2005, the Company incurred $8.8 million of incurred net loss and loss expenses and $18.3 million of gross loss and loss expenses related to Hurricanes Katrina and Rita. The Company did not incur a significant amount of hurricane losses in 2004.

The prior year increase for the quarter ended September 30, 2005 resulted principally from the non-construction defect casualty line of business in the property and casualty segment. This increase resulted from unexpected increases in claims severities that caused reassessments of the claim reporting and settlement patterns, which resulted in $944,000 of additional incurred loss and loss expenses. In addition, the most significant components of the prior year increases for the quarter ended September 30, 2005 included $454,000 of favorable development in the Company’s property line as a result of actual reported losses below expectations and $363,000 of prior year increases related to construction defect claims within the other liability line of the property and casualty segment. The development with construction defect claims primarily resulted in anticipated increase in litigation expenses related to the contribution actions which were slightly offset by favorable claim count development. Construction defect claim severities continue to be within the Company’s expectations. The $978,000 prior year increases in the quarter ended September 30, 2005 compares to $3.9 million of prior year increases for the same period in 2004, which primarily resulted from the construction defect line.

The prior year increase for the nine months ended September 30, 2005 included $3.5 million increases related to construction defect, $2.0 million related to the non-construction defect casualty line and $463,000 of increases related to the exited commercial auto line from adverse new claim information on two claims. The increases were offset by approximately $989,000 of favorable development in the property line of business. The increases related to construction defect primarily relate to reserves established for several contribution action settlements that are anticipated to be paid within the year and increased estimate of litigation reserves related to the contribution actions. The increases related to the non-construction defect casualty line primarily relate to claim severities exceeding the Company’s expectations resulting in reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns. The favorable development for property resulted from actual reported losses below expectations. The prior year increases for the nine months ended September 30, 2005 of $4.6 million compares to $8.0 million during the same period of 2004.

A significant portion of the nine months ended September 30, 2004 prior year increases resulted principally from construction defect claims in the other liability line in the property and casualty segment. During the first nine months of 2004, new construction defect claim counts exceeded expectations. Based on the claim count experience that emerged, the Company’s actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims, causing adverse development on prior accident years during the nine month periods ended September 30, 2004. In addition, in the nine months ended September 30, 2004, increases in incurred amounts on four claims also increased the amount of incurred development.

Additionally, during the second quarter of 2004, the Company experienced development related to 19 new contractors’ claims. The 19 new claims were higher than recent experience and the development on pending claims exceeded the Company’s expectations.

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

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Premiums written:
Direct	$52,491	49,963	154,444	141,939
Assumed	993	38	1,945	135
Ceded	(7,703)	(6,535)	(19,965)	(19,042)

Net premiums written	$45,781	43,466	136,424	123,032

Premiums earned:
Direct	$51,575	45,768	147,457	124,235
Assumed	475	95	888	375
Ceded	(7,116)	(6,320)	(18,866)	(17,189)

Net premiums earned	$44,934	39,543	129,479	107,421

Losses and loss expenses incurred:
Direct	$50,850	29,397	114,521	76,612
Assumed	(229)	575	(641)	2,521
Ceded	(14,211)	(5,453)	(25,156)	(14,727)

Net losses and loss expenses incurred	$36,410	24,518	88,724	64,406

(6)	Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$18,919	15,616	17,411	11,714
Policy acquisition costs deferred	11,411	9,989	33,474	29,384
Amortization of deferred policy acquisition costs	(10,941)	(8,526)	(31,496)	(24,019)

Balance at end of period	$19,389	17,079	19,389	17,079

Amortization of deferred policy acquisition costs for the nine months ended September 30, 2004 included a reduction of amortization expense of $2.5 million relating to the transfer of capitalized acquisition costs from Evergreen and Continental for the property and casualty segment, which was partially offset by $1.9 million of capitalized acquisition costs for the surety segment that was transferred from Century to Evergreen and Continental. These transactions occurred in conjunction with the termination of the intercompany pooling agreement and the implementation of the loss portfolio agreements among Century, Evergreen and Continental, as disclosed in the Company’s Form 10-K filing for the year ended December 31, 2004.

(7)	Federal Income Taxes

The income tax provision for the nine months ended September 30, 2005 and 2004, has been computed based on our estimated annual effective tax rate of 25.0% and 32.0%, respectively, which differ from the federal income tax rate of 35% principally because of tax-exempt investment income. The income tax provision for the quarter ended September 30, 2005 was 38.6% primarily due to the pretax loss recorded for the quarter and the effect of tax-exempt investment income. The income tax provision for the quarter ended September 30, 2004 was 32.0% primarily due to the effect of tax-exempt investment income.

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

The following is a summary of segment disclosures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Segment revenue:
P/ C	$44,625	39,550	129,065	107,427
Investing	3,800	2,697	10,301	7,216
Other (including exited lines)	309	(7)	414	(6)

Segment revenue	$48,734	42,240	139,780	114,637

Segment (loss) profit:
P/ C	$(5,602)	2,895	(389)	8,469
Investing	3,800	2,697	10,301	7,216
Other (including exited lines)	(100)	(4)	(180)	(1,119)

Segment (loss) profit	$(1,902)	5,588	9,732	14,566

Segment assets:
Investing	$344,988	290,981	344,988	290,981
Assets not allocated	125,529	87,958	125,529	87,958

Total consolidated assets	$470,517	378,939	470,517	378,939

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
(Loss) income before income taxes:
Segment (loss) profit	$(1,902)	5,588	9,732	14,566
Unallocated amounts:
Corporate expenses	(536)	223	(1,325)	1,160
Interest expense	(483)	(352)	(1,359)	(1,113)
Interest expense on redemption of Class B shares	—	—	—	(518)

(Loss) income before income tax	$(2,921)	5,459	7,048	14,095

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2005
P/ C	$13,983	30,642	—	44,625
Other (including exited lines)	—	—	309	309

Earned premiums	$13,983	30,642	309	44,934

Three Months Ended September 30, 2004
P/ C	$14,858	24,692	—	39,550
Other (including exited lines)	—	—	(7)	(7)

Earned premiums	$14,858	24,692	(7)	39,543

Nine Months Ended September 30, 2005
P/ C	$42,329	86,736	—	129,065
Other (including exited lines)	—	—	414	414

Earned premiums	$42,329	86,736	414	129,479

Nine Months Ended September 30, 2004
P/ C	$42,152	65,275	—	107,427
Other (including exited lines)	—	—	(6)	(6)

Earned premiums	$42,152	65,275	(6)	107,421

The Company does not manage property and casualty products at this level of detail.

(10)	Dividend to Common Shareholders

On March 24, 2005, the Board of Directors declared a dividend of $0.02 per common share that was paid on April 28, 2005 to shareholders of record as of April 7, 2005. On May 19, 2005, the Board of Directors declared a dividend of $0.02 per common share that was paid on June 22, 2005 to shareholders of record as of June 1, 2005. On August 17, 2005, the Board of Directors declared a dividend of $0.02 per common share that was paid on September 21, 2005 to shareholders of record as of August 31, 2005.

(11)	Line of Credit

The Company has a $5.0 million line of credit with a maturity date of September 8, 2006, and interest only payments due quarterly based on LIBOR plus 2.5% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. In April 2005, the Company made a $2.3 million draw on the line of credit for general corporate purposes. The $2.3 million draw was paid off on May 17, 2005. Interest paid on the line of credit was $5,000. Due to the late filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, the Company became non-compliant with the debt covenants for the line of credit. On September 7, 2005, the Company received a waiver from the bank and now has the ability to draw on the line of credit. The Company does not have any borrowings outstanding under the line of credit at September 30, 2005.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated condensed financial statements and the notes to those statements included in this Form 10-Q. Some of the statements in this report, including those set forth in the discussion and analysis below, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements are described under the heading “Risks Related to Our Business and Industry” in our Annual Report on Form 10-K for the year ended December 31, 2004, and elsewhere in this report, and include, but are not limited to, the following factors:
•	our actual incurred losses and loss expenses, including those related to recent hurricanes, may be greater than our loss and loss expense reserves, which could have a material adverse effect on our financial condition and results of operations;

•	a decline in our financial rating may result in a reduction of new or renewal business;

•	we are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives, and if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations;

•	changes in our operating environment may adversely affect our performance;

•	our general agents may exceed their authority and could bind us to business outside our underwriting guidelines;

•	if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered;

•	our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions;

•	we distribute our products through a select group of general agents, and there can be no assurance that such relationships will continue, or if they do continue, that they will remain profitable for us;

•	we rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business;

•	our reinsurers may not pay claims made by us on losses in a timely fashion;

•	if we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment;

•	our business is cyclical in nature, which may affect our financial performance;

•	we compete with a large number of companies in the insurance industry for underwriting revenues;

•	severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us; and

•	as a holding company, we are dependent on the results of operations of our insurance subsidiaries and the regulatory and contractual capacity of our subsidiaries to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiaries may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends.
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
     For other fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s ability and intent to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment. For additional detail regarding our investment portfolio at September 30, 2005 and December 31, 2004, including disclosures regarding other-than-temporary declines in investment value, see Note 3 to our unaudited consolidated condensed financial statements included in this Form 10-Q.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Selected Financial Data:
Gross written premiums	$53,484	50,001	156,389	142,074
Premiums earned	44,934	39,543	129,479	107,421
Net investment income	3,866	2,719	10,520	7,094
Net realized investment (losses) gains	(66)	(22)	(219)	122
Total revenues	48,734	42,240	139,780	114,637
Total expenses	51,655	36,781	132,732	100,542
Net (loss) income	(1,793)	3,712	5,285	9,585
Key Financial Ratios:
Loss and loss expense ratio	81.0%	62.0%	68.5%	60.0%
Expense ratio	32.9%	30.1%	32.9%	32.1%

Combined ratio	113.9%	92.1%	101.4%	92.1%

Overview of Operating Results
     For the three months ended September 30, 2005, net loss was $1.8 million compared to net income of $3.7 million for the three months ended September 30, 2004. Net income decreased to $5.3 million, for the nine months ended September 30, 2005, from $9.6 million for the nine months ended September 30, 2004.
     The decrease in net income for the three and nine months ended September 30, 2005 was primarily attributable to an increase in loss and loss expenses related to Hurricanes Katrina and Rita, which were partially offset by an increase in net earned premium and net investment income. During the quarter ended September 30, 2005, we incurred $6.0 million after-tax ($9.3 million, pre-tax) of losses and reinstatement premium related to the hurricanes. We did not incur a significant amount of hurricane losses in 2004. The increase in net earned premium resulted principally from an increase in the volume of business which was offset by slight rate declines in both the property and casualty lines of business. Net investment income for the nine months ended September 30, 2005 increased due to higher invested assets as a result of the proceeds from the Company’s initial public offering that occurred in April of 2004, the operational cash flows that occurred during the first nine months of 2005, as well as higher yield on invested assets as our tax equivalent yield increased to 5.46% at September 30, 2005 from 4.65% at September 30, 2004.
     The increase in total revenue was offset by an increase in total expenses that resulted from an increase in net loss and loss expenses, and amortization of deferred acquisition costs and the $793,000 severance expense associated with the departure of our former Chief Operating Officer that occurred in the first quarter in 2005. The loss and loss expense ratios for the three months ended September 30, 2005 and 2004 were 81.0% and 62.0%, respectively. The loss and loss expense ratios for the nine months ended September 30, 2005 and 2004 were 68.5% and 60.0%, respectively. The loss and loss expense ratio for the first nine months of 2005 includes 7.1% related to the loss estimates for hurricane Katrina and Rita and higher current accident year ultimate loss and loss expense ratios driven by the decreasing rate environment throughout 2004 and into 2005. The loss and loss expense ratio for the first nine months of 2005 also reflects a decreasing amount of increases related to prior accident years, compared to the same period during 2004. The expense ratios for the three months ended September 30, 2005 and 2004 were 32.9% and 30.1%, respectively. The expense ratios for the nine months ended September 30, 2005 and 2004 were 32.9% and 32.1%, respectively. The increase in the expense ratio for the quarter and the year is directly attributable to higher costs related to our efforts to become Sarbanes-Oxley compliant and the severance payment associated with the departure of our former Chief Operating Officer.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Gross written premiums:
Property/casualty	$52,015	50,001	154,154	142,074
Other (including exited lines)	1,469	—	2,235	—

Total gross written premiums	53,484	50,001	156,389	142,074
Ceded written premiums	(7,703)	(6,535)	(19,965)	(19,042)

Net written premiums	$45,781	43,466	136,424	123,032

Net premiums earned	$44,934	39,543	129,479	107,421

Net written premiums to gross written premiums	85.6%	86.9%	87.2%	86.6%
Net premiums earned to net written premiums	98.1%	91.0%	94.9%	87.3%
Net writings ratio (1)	1.5	1.6	1.5	1.5

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. This ratio is not restated to exclude discontinued operations as the insurance subsidiaries’ combined statutory surplus is not allocated by line of business. Therefore, in computing the ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus we do not restate the net written premium for discontinued operations to be consistent with that of the subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.

     Gross Written Premiums
     Gross written premiums increased to $53.5 million for the quarter ended September 30, 2005, an increase of 7.0% from $50.0 million for the same period in 2004. Gross written premiums increased to $156.4 million for the nine months ended September 30, 2005, an increase of 10.1% from $142.1 million for the same period in 2004. This increase was primarily due to an increase in volume of our property/casualty segment which was slightly offset by overall rate declines across our book of business. While our casualty line of business continued to grow with an increase of gross written premiums of $3.1 million in the third quarter of 2005 and $15.5 million for the nine months ended September 30, 2005, we experienced a decline in our overall casualty growth rate due to rate declines and increased market competition. Although, we expect these rate declines and increased market competition to continue throughout 2005, we believe that there are still opportunities for profitable growth in our casualty lines. Gross written premiums for our property lines decreased in the third quarter by $1.3 million and in the nine months ended September 30, 2005 by $3.1 million. This decrease is a result of declining rates across our property book of business, causing the loss of some of our individually significant property accounts. We continue to assess the property market to ensure that it will deliver the appropriate profitability.
     Net Written Premiums and Premiums Earned
     Net written premiums for the three months ended September 30, 2005 were $45.8 million, representing an increase of 5.3% compared to the same period in 2004. Net written premiums for the nine months ended September 30, 2005 were $136.4 million, representing an increase of 10.9% compared to the same period in 2004. Net written premiums represented 85.6% and 87.2% of gross written premiums for the three and nine months ended September 30, 2005. For the quarter ended September 30, 2005, the relationship of net written premiums to gross written premiums remained relatively stable compared to the same period of 2004. The increase in the relationship of net written premiums to gross written premiums for the nine months ended September 30, 2005 compared to the same period in 2004 reflects lower retention of business with effective dates of 2003 that was not recorded until the first quarter of 2004.
     Premiums earned, a function of net written premiums, were $44.9 million for the three months ended September 30, 2005, or 98.1% of net written premiums. Premiums earned were $129.5 million for the nine months ended September 30, 2005, or 94.9% of net written premiums. The relationship of premiums earned to net written premiums during the same periods in 2004 is higher, reflecting the slower growth rate at the end of 2004 and into the first three quarters of 2005.
     Net Investment Income
     Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is comprised of interest and dividends earned on these securities, net of related investment expenses.
     Net investment income increased to $3.9 million for the three months ended September 30, 2005, compared to $2.7 million for the same period in 2004. For the nine months ended September 30, 2005, net investment income increased to $10.5 million compared to $7.1 million for the same period in 2004. The increase was primarily due to an increase in invested assets, including cash, as a result of higher invested assets due to the proceeds from the Company’s initial public offering in April 2004, an increase in operating cash flows throughout 2004 and into 2005 and higher investment yields. Invested assets, including cash, increased by $59.9 million to $356.1 million as of September 30, 2005 and from $296.2 million as of September 30, 2004. Pre-tax investment yield for the three months ended September 30, 2005 was 4.75%, compared to 4.12% for the same period in 2004. For the nine months ended September 30, 2005, pre-tax investment yield was 4.54%, compared to 3.93% for the same period in 2004.
     In addition, as part of our effort to increase our tax equivalent yield, we raised our allocation to tax-exempt municipals throughout 2004 and into 2005, which contributed to an increase in our tax equivalent yield to 5.47% as of September 30, 2005 from 4.65% as of September 30, 2004.
     Realized Gains (Losses) on Securities
     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities held as investments.
     We realized net investment losses of $66,000 and $22,000 on the sale of securities for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, we realized net investment losses of $219,000 and net investment gains of $122,000, respectively, on the sale of securities. Other-than-temporary losses of $79,000 and $114,000 were included in net realized investment losses for the three and nine months ended September 30, 2005, respectively. No other-than-temporary declines were realized in 2004.

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
     Net losses and loss expenses increased to $36.4 million for the three months ended September 30, 2005 from $24.5 million for the same period in 2004. Net losses and loss expense ratios for the three months ended September 30, 2005 and 2004 were 81.0% and 62.0%, respectively. Hurricanes Katrina and Rita impacted the third quarter 2005 loss ratio by 20.2 percentage points. For the nine months ended September 30, 2005, net losses and loss expenses increased to $88.7 from $64.4 million for the same period in 2004. Net losses and loss expense ratios for the nine months ended September 30, 2005 and 2004 were 68.5% and 60.0%, respectively. The net losses and loss expense ratio for the nine months ended September 30, 2005 was impacted by Hurricanes Katrina and Rita by 7.0 percentage points.
     Our reserve for losses and loss expenses at September 30, 2005 was $215.3 million (before the effects of reinsurance) and $164.3 million (after the effects of reinsurance), as estimated through our actuarial analysis. For the third quarter of 2005 and the first nine months of 2005, we concluded through our actuarial analysis that the December 31, 2004 reserve for losses and loss expenses of $123.8 million (after the effects of reinsurance) was deficient by $978,000 and $4.6 million, respectively, primarily in our construction defect and non-construction defect casualty, offset by favorable development in our property reserves.
     Our reserve for losses and loss expenses (net of the effects of reinsurance) at September 30, 2005 and December 31, 2004 by line was as follows:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Property/casualty:
Casualty	$131,693	102,430
Property	28,766	16,115
Other (including exited lines):
Commercial auto	1,082	1,780
Workers’ compensation	2,718	3,426
Other	42	—

Net reserves for losses and loss expenses	164,301	123,751
Plus reinsurance recoverables on unpaid losses at end of period	51,042	29,485

Gross reserves for losses and loss expenses	$215,343	153,236

     Net loss and loss expenses incurred was $36.4 million for the quarter ended September 30, 2005, compared to $24.5 million for the quarter ended September 30, 2004. In the third quarter of 2005, we recorded $35.4 million of incurred losses and loss expenses attributable to the 2005 accident year and $978,000 attributable to events of prior years. In the third quarter of 2004, we recorded $20.6 million of incurred losses and loss expenses attributable to the 2004 accident year and $3.9 million attributable to events of prior years.
     Net loss and loss expenses incurred was $88.7 million for the nine months ended September 30, 2005, compared to $64.4 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we recorded $84.1 million of incurred losses and loss expenses attributable to the 2005 accident year and $4.6 million attributable to events of prior years. For the nine months ended September 30, 2004, we recorded $56.4 million of incurred losses and loss expenses attributable to the 2004 accident year and $8.0 million attributable to events of prior years. The accident year losses and loss expense ratios for the property and casualty segment for accident years 2005 and 2004 were 65.1% and 51.7%, respectively.
     The prior year increase for the quarter ended September 30, 2005 resulted principally from the non-construction defect casualty line of business in the property and casualty segment. This increase resulted from unexpected increases in claims severity trends that caused reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns, which resulted in $944,000 of additional incurred loss and loss expenses. In addition, the most significant components of the prior year increases for the quarter ended September 31, 2005 included $454,000 of favorable development in our property line as a result of actual reported losses below expectations and $363,000 of prior year increases related to construction defect claims within the other liability line of the property and casualty segment. This development with construction defect claims primarily resulted in anticipated increase in litigation expenses related to the contribution actions which were slightly offset by favorable claim count development. Construction defect claim severities continue to be within our expectations. The $978,000 prior year increases in the quarter ended September 30, 2005 compares to $3.9 million of prior year increases for the same period in 2004, which primarily resulted from the construction defect line.
     The prior year increase for the nine months ended September 30, 2005 included $3.5 million increases related to construction defect, $2.0 million related to the non-construction defect casualty line and $463,000 of increases related to the exited commercial auto line from adverse new claim information on two claims. The increases were offset by $989,000 of favorable development in the property line of business. The increases related to construction defect primarily relate to reserves established for several contribution action settlements that are anticipated to be paid within the year and increased estimate of litigation reserves related to the contribution actions. The increases related to the non-construction defect casualty line primarily relate to claim severities exceeding our expectations resulting in reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns. The favorable development for property resulted from actual reported losses below expectations. The prior year increases for the nine months ended September 30, 2005 of $4.6 million compares to $8.0 million during the same period of 2004.
     A significant portion of the nine months ended September 30, 2004 prior year increases resulted principally from construction defect claims in the other liability line in the property and casualty segment. During the first nine months of 2004, new construction defect claim counts exceeded expectations. Based on the claim count experience that emerged, our actuaries revised the factors used in the estimation of ultimate construction defect claim counts. This re-estimation of claim count projection factors produced an increase in the estimated ultimate cost of construction defect claims, causing adverse development on prior accident years during the nine month periods ended September 30, 2004. In addition, in the nine months ended September 30, 2004, increases in incurred amounts on four claims also increased the amount of incurred development.
     Additionally, during the second quarter of 2004, the Company experienced development related to 19 new contractors’ claims. The 19 new claims were higher than recent experience and the development on pending claims exceeded our expectations.
     During the first quarter of 2004, we recorded increases in paid and incurred losses and loss expenses on seven commercial auto liability claims. The net incurred increases on these claims totaled $778,000. The increases were related to one significant, unanticipated new claim ($155,000), reserve increases related to coverage disputes on three claims ($297,000), and unfavorable changes in conditions relating to three other claims ($326,000).
     At September 30, 2005 we had 493 open claims relating to construction defect compared to 566 open claims as of December 31, 2004. During the third quarter of 2005, 195 new claims were reported and 278 existing claims were settled or dismissed. During the nine months ended September 30, 2005, 634 new claims were reported and 707 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims at September 30, 2005 were $17.1million compared to $19.0 million at December 31, 2004.

     At September 30, 2004 we had 575 open claims relating to construction defect compared to 597 open claims as of December 31, 2003. During the third quarter of 2004, 269 new claims were reported and 272 existing claims were settled or dismissed. During the nine months ended September 30, 2004, 773 new claims were reported and 795 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defect claims at September 30, 2004 were $18.8 million compared to $18.6 million at December 31, 2003.
     Operating Expenses
     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$10,941	8,526	31,496	24,019
Other operating expenses	3,821	3,385	10,360	10,236

ADAC and other operating expenses	14,762	11,911	41,856	34,255
Severance expense	—	—	793	250
Interest expense	483	352	1,359	1,113
Interest expense on the redemption of the Class B shares	—	—	—	518

Total operating expenses	$15,245	12,263	44,008	36,136

Expense ratio:
ADAC	24.3%	21.5%	24.3%	22.4%
Other operating expenses	8.6%	8.6%	8.0%	9.5%
Severence	0.0%	0.0%	0.6%	0.2%

Total expense ratio (1)	32.9%	30.1%	32.9%	32.1%

(1)	Interest expense is not included in the calculation of the expense ratio.
     Operating expenses increased $3.0 million, or 24.3%, to $15.2 million for the three month period ended September 30, 2005 from the same period in 2004. For the nine months ended September 30, 2005, operating expenses increased $7.9 million, or 21.8%, to $44.0 million compared to the nine months ended September 30, 2004. The increase is primarily attributable to an increase in ADAC as a result of an increase in the volume of insurance written. The increase in the ADAC ratio to 24.3% for the nine months ended September 30, 2005 from 21.5% in the same period in 2004, is directly related to the fact that the 2004 expense includes a reduction of amortization expense of $2.5 million relating to the transfer of capitalized acquisition costs from Evergreen and Continental for the property and casualty segment, which was partially offset by $1.9 million of capitalized acquisition costs for the surety segment that was transferred from Century to Evergreen and Continental. These transactions occurred in the first quarter of 2004 in conjunction with the termination of the intercompany pooling agreement and the implementation of the loss portfolio transfer agreements.
     The increase in other operating expenses for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is primarily due to higher costs related to Sarbanes-Oxley compliance. The overall expense ratio for the three months ended September 30, 2005 was 32.9%, which is 2.8 percentage points higher than that of the same period in 2004. Other operating expenses remained relatively stable in the nine months ended September 30, 2005, compared to the same periods in 2004.
     The increase in the expense ratio for the nine month period ended September 30, 2005 is also a result of an increase in ADAC as noted above. In addition, the expense ratio for the nine months ended September 30, 2005 includes the impact of the severance agreement with our former Chief Operating Officer.
     Interest expense continues to increase throughout 2005 with the increase in interest rates on our Trust Preferred securities due to the increasing interest rate environment.

Income Taxes
     The income tax provision for the nine months ended September 30, 2005 and 2004, has been computed based on our estimated annual effective tax rate of 25.0% and 32.0%, respectively, which differ from the federal income tax rate of 35% principally because of tax-exempt investment income. The income tax provision for the quarter ended September 30, 2005 was 38.6% primarily due to the pretax loss recorded for the quarter and the effect of tax-exempt investment income. The income tax provision for the quarter ended September 30, 2004 was 32.0% primarily due to the effect of tax-exempt investment income.
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
     Century is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century may pay dividends to ProCentury without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Century to ProCentury in 2005 is $13.8 million. Century distributed ordinary dividends of $1.3 million for the nine months ended September 30, 2005. Century distributed ordinary dividends of $3.7 million and $5.4 million of extraordinary dividends for the nine months ended September 30, 2004. Of the total dividends in 2004, $7.6 million consisted of the dividend of Century’s interest in Evergreen. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.
     Century is required by law to maintain a certain minimum level of surplus on a statutory basis. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. At December 31, 2004, the statutory surplus of Century was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2004 was $115.8 million and the regulatory action level was $29.3 million. Century’s statutory surplus at September 30, 2005 was $118.9 million.
     Consolidated net cash provided by operating activities was $50.9 million for the first nine months of 2005, compared to $63.1 million for the same period in 2004. Of the total decrease, $26.7 is a direct result of the settlement we received in 2004 from Evergreen and Continental related to the termination of the intercompany pooling arrangement, which was primarily offset by our positive net income and overall profitable growth.
     Consolidated net cash used by investing activities was $45.7 million for the first nine months of 2005, compared to $125.9 million for the same period in 2004. This decrease is directly due to the efforts in 2004 to invest the IPO proceeds, the proceeds from the settlement from Evergreen and Continental and to invest our operational cash float into higher yielding fixed-maturity securities. In 2005, we have continued our effort to minimize idle operational cash float by investing our operating cash flows into higher yielding fixed-maturity securities.
     Consolidated net cash used in financing activities was $0.8 million for the first nine months of 2005, compared to net cash provided by financing activities of $62.2 million for the same period in 2004. The $0.8 million in the first nine months of 2005 were dividends paid. The $62.2 million in the first nine months of 2004 relate to activities that occurred in conjunction with our IPO that occurred in April of 2004.
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

     Line of Credit. ProCentury has a $5.0 million line of credit. Interest on the note is payable quarterly and is based on a floating rate of LIBOR plus 2.5%. The note matures on September 8, 2006. Under the terms of the line of credit, 100% of the common shares of Century are pledged as collateral. In April 2005, we made a $2.3 million draw on the line of credit for general corporate purposes. The $2.3 million draw was paid off on May 17, 2005. Interest paid on the line of credit was $5,000. Due to the late filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, we became non-compliant with the debt covenants in its line of credit. On September 7, 2005, we received a waiver from the bank and now have the ability to draw on the line of credit. We do not have any borrowings outstanding under the line of credit at September 30, 2005.
     The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements at September 30, 2005 were as follows:

	Payments Due by Year
	2005	2006	2007	2008	2009	Thereafter	Total
			(Dollars in thousands)
Long Term Debt:
Debt issued to a related party trust (1)(2)	$515	2,060	2,060	2,060	2,060	72,790	81,545
Loss and loss expense payments, net of the effects of reinsurance (3)	16,966	56,242	37,376	24,703	11,831	17,183	164,301
Operating lease on facilities	239	978	998	1,018	734	2,339	6,306
Other operating leases	60	212	212	152	—	—	636

Total contractual obligations	$17,780	59,492	40,646	27,933	14,625	92,312	252,788

(1)	Amounts include interest payments associated with these obligations using applicable interest rates as of September 30, 2005.

(2)	In connection with the adoption of FIN 46R, ProCentury has deconsolidated the trusts established in connection with the issuance of trust preferred securities effective December 31, 2003. As a result, ProCentury reports as a component of long term debt the junior subordinated debentures payable by ProCentury to the trusts. See Note 8(b) to our 2004 audited consolidated financial statements included in the Form 10-K.

(3)	The timing for payment of our estimated losses, net of the effects of reinsurance is determined by periods based on our historical claims payment experience. Due to the uncertainty in estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above.
     Given our historical cash flow, we believe cash flow from operating activities in 2005 will provide sufficient liquidity for our operations, as well as to satisfy debt service obligations and to pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we cannot give assurances in this regard.
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
     Our cash and investment portfolio increased to $356.1 million at September 30, 2005 from $312.4 million at December 31, 2004 and is summarized by type of investment in Note 3 to the interim unaudited consolidated condensed financial statements included in this Form 10-Q filing. The Company’s taxable equivalent yield increased from 4.65% at December 31, 2004 to 5.47% at September 30, 2005. The increase in the taxable equivalent yield during the first nine months of 2005 was a result of the investment of proceeds from maturities and operating cash flows at higher interest rates, which were partially driven by the overall rise in market interest rates. The fair value of our fixed-maturity securities at September 30, 2005 increased to $297.3 million from $264.6 million at December 31, 2004. The fair value of our equity securities increased from $37.1 million at December 31, 2004 to $43.5 million at September 30, 2005. During the nine months ended September 30, 2005, the duration of the fixed income portfolio remained constant at 4.5 years at both December 31, 2004 and at September 30, 2005. The overall credit quality of the portfolio remained investment grade.

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
     In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1. In June 2005, the FASB issued a final FSP EITF 03-1-a (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) which will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the provisions of FSP FAS 115-1 and believes the impact will be immaterial on its overall results of operations or financial position.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
     The Company is exposed to market risk, which is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, equity price risk and interest rate risk.
     As of September 30, 2005, there had not been a material change in any of the market risk information disclosed by the Company under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the year ended December 31, 2004.
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
     In August, 2005, management concluded a “significant deficiency” existed in the Company’s Disclosure Controls. Subsequently, management implemented corrective actions to enhance the Company’s Disclosure Controls. Based on management’s evaluation of the Company’s Disclosure Controls as of September 30, 2005, management concluded that they provide reasonable assurance that information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission “SEC” on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

10.1	Consulting Agreement, dated September 20, 2005, between the ProCentury Corporation and Charles D. Hamm, Jr.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

PROCENTURY CORPORATION
Date: November 10, 2005	By:	/s/ Erin E. West
Erin E. West
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

10.1	Consulting Agreement, dated September 20, 2005, between the ProCentury Corporation and Charles D. Hamm, Jr.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.