Form 10-K
period 2005-12-31
PROCENTURY CORP
filed 2006-03-15
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-6612
ProCentury Corporation
(Exact name of registrant as specified in its charter)

Ohio	31-1718622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

465 Cleveland Ave. Westerville, Ohio	43082
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(614) 895-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, without par value	NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
NONE
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005, based upon the closing sale price of the Common Shares on June 30, 2005 as reported on the NASDAQ National Market, was $134,752,394.
      The number of shares outstanding of the Registrant’s Common Shares, without par value, on March 15, 2006 was 13,211,019.
DOCUMENTS INCORPORATED BY REFERENCE.
      Portions of the Registrant’s definitive Proxy Statement for the 2006 annual meeting of shareholders to be held May 15, 2006, are incorporated herein by reference into Part III of this document.

PART I

Item 1.	Business
General
      ProCentury Corporation (“ProCentury,”) is a specialty property and casualty insurance holding company. We market and underwrite general liability, commercial property, multi-peril insurance and garage liability for small and mid-sized businesses primarily through Century Surety Company (“Century”), our primary operating insurance subsidiary. References to “Company”, “we”, “us”, and “our” refer to ProCentury and its subsidiaries, unless the context requires otherwise. We are either authorized as an admitted insurer or approved as an excess and surplus lines insurer by the state insurance regulators in 48 states plus the District of Columbia. We primarily write specialty excess and surplus lines insurance through a select group of general agents. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks that insurance companies licensed by the state in which the insurance policy is sold, which are also referred to as “admitted insurers,” typically do not cover. Our goal is to be selective in the classes of business and the coverages we write within the excess and surplus lines market. The insurance needs of this market are serviced by retail insurance brokers who maintain relationships with the general agents with whom we do business.
      As a “niche” company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups. These targeted insured markets are often not served or are underserved by standard companies. We focus on serving the insurance needs of small and mid-sized businesses, including habitational risks, hospitality businesses, artisan contractors, daycare facilities, retail and wholesale stores, fitness centers and special event providers. Typically, the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. We have disciplined underwriting that considers all of our applicants for insurance coverages on an individual basis. For each class we insure, we employ a number of customized endorsements, rating tools and decreased limits to align our product offerings to the risk profile of the class and the specific insured being underwritten.
      We now seek to achieve a balance between our property and casualty premiums. Property business has an inherently shorter tail than casualty business, and we emphasize short tail classes of casualty business in order to reduce pricing and reserving risk. For example, our primary casualty business is dominated by premises liability risks known in the industry as Owners, Landlords & Tenants (“OL&T”) risks, which present a much shorter tail than a traditional excess and surplus lines book of business, which is predominated by Manufacturers & Contractors (“M&C”) risks. Short tail risks are generally known to occur at a definite point in time, and while the extent of the injury and associated costs may be unknown for some period of time, the actual occurrence is usually reported fairly quickly. In contrast, with longer tail risk the injury occurs away from the premises owned by the insured, may not be known for some period of time and may result in cumulative or progressive damage.
      We avoid high-hazard, long tail lines of business such as product liability, occurrence coverage for general contractor liability and construction contractor liability business and medical malpractice. Due to the extreme lag in the reporting time from the date of the occurrence of property damage to the date a claim is reported in many states, the history of adverse court precedent spreading to other jurisdictions, and contractors having a relatively low barrier to operating across state lines, we believe that construction trades may no longer be predictably underwritten on an occurrence general liability form. Therefore, as a prudent underwriter, beginning January 1, 2005, we only offer a claims made and reported commercial general liability form of coverage on any construction risk regardless of the jurisdiction the contractors operate in, the type of projects they work on, or trade they perform.
      As of December 31, 2005, we had consolidated assets of $474.1 million and consolidated shareholders’ equity of $121.2 million. For the year ended December 31, 2005, we produced gross written premiums of $216.2 million, and we had net income of $10.2 million.

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
      In 1996, Century was acquired by Century Business Services, Inc. (NASDAQ: CBIZ). In 1997, Century acquired the assets of the managed care workers’ compensation business of the Anthem Casualty Insurance Group.
      ProCentury was formed as an Ohio corporation in July 2000 by certain of our shareholders and members of management. Pursuant to our management-led buyout in October 2000, ProCentury acquired Century and its subsidiaries, including Evergreen and Continental, from Century Business Services, Inc.
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
      On April 26, 2004, we issued 8,000,000 common shares at $10.50 per share in an initial public offering (“IPO”) and received net proceeds (before expenses) of $77.9 million. Immediately prior to the IPO, Evergreen and Continental, were spun-off to ProCentury’s existing Class A shareholders. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed excess workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the accompanying financial information for all periods presented.
      On June 1, 2005, Century acquired 100% of the outstanding shares of the Fireman’s Fund of Texas (FFTX) for $5.9 million. FFTX is a Texas domiciled property and casualty company licensed in Texas, Oklahoma and California. The acquisition is part of our long-term plan to develop business that requires admitted status, as well as its continued focus on growing its excess and surplus lines business. On August 16, 2005, FFTX was renamed ProCentury Insurance Company (“PIC”).
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
      In contrast, the excess and surplus lines market provides coverage for risks that either do not fit the underwriting criteria of standard carriers with which the retail agent has a direct relationship, or they are of a class or risk that the standard market generally avoids since the regulated nature of that market does not allow for customized terms or rates. Non-standard risks can be underwritten profitably, however, by the excess and surplus market, by using highly specific coverage forms with terms based on individual risk assessment, rather than the risk profile of the most desirable members of the class. When a certain risk has been excluded from the standard market, the retail agents need quick placement with the excess and surplus lines market in order to maintain coverage for the insured. As a result, the primary basis for competition within the excess and surplus lines industry can be focused more on service and availability than rate.
      The insurance industry has historically been cyclical. From 1987 to 2001, the industry generally experienced intensified competition for standard and excess and surplus lines insurers, resulting in rate decreases in many lines. In early 2001, a return to risk-based underwriting disciplines in the standard market caused a noticeable increase in submissions to the excess and surplus lines market of risks that no longer qualified for coverage from the standard carriers and higher premium rates. Since 2001, we have benefited from this increase in rates and volume, as well as reduced capacity in the excess and surplus lines market, insurance industry consolidation, corporate downsizing and the increased use of communications technology and personal computers, which, among other factors, have contributed to the high growth in the number of small businesses. In addition, low interest rates have resulted in increased rates and more conservative coverage terms because, as investment returns have moderated over the past few years, property and casualty carriers have been forced to adopt more profitable underwriting practices. For property business, this pattern continued until the second half of 2003, when rates first plateaued, and then slowly began to decline. This moderate decline continued throughout much of 2004, with some stabilization seen after the 2005 hurricane season. For casualty business, rates remained firm throughout 2003 and stabilized in 2004 with only slight declines beginning at the end of 2004 and into 2005.
      We expect that rate adequacy for our specialty and excess and surplus lines products will continue, as a result of the following factors:

•	our commitment to underwriting profitability;

•	our re-underwriting of our binding policies;

•	continued low interest rates;

•	close monitoring or downgrading of many insurers and reinsurers by rating agencies;

•	new corporate governance requirements; and

•	industry focus on rate adequacy and the negative effects of under-priced business on the industry as a whole.
Lines of Business
      The following table sets forth an analysis of gross and net written premiums by segment and major product groupings during the periods indicated:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Gross written premiums:
Property/ casualty	$212,127	190,591	150,900
Other (including exited lines)	4,037	814	(1,192)

Total gross written premiums	216,164	191,405	149,708
Ceded written premiums	26,645	25,381	17,869

Net written premiums	$189,519	166,024	131,839

Net premiums earned	$177,630	148,702	108,294

Net written premiums to gross written premiums	87.7%	86.7%	88.1%
Net premiums earned to net written premiums	93.7%	89.6%	82.1%
Net writings ratio, including discontinued operations(1)	1.6	1.4	1.7

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. This ratio is not restated to exclude discontinued operations as the insurance subsidiaries’ combined statutory surplus is not allocated by line of business. Therefore, in computing the ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus we do not restate the net written premium for discontinued operations to be consistent with that of the subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.

Property/ Casualty
      Casualty Business. We target shorter tail classes of casualty business focusing on what are commonly referred to as “OL&T” (owners, landlords and tenants) classes of business and have de-emphasized what are commonly referred to as “M&C” (manufacturers and contractors) classes of business. We believe these shorter tail OL&T classes of business present less rating and reserving risk to us compared to longer tail casualty lines. At the time of our management-led buyout in October 2000, 46.5% of our property/casualty gross written premiums comprised OL&T or shorter tail classes. For the year ended December 31, 2005, 51.0% of our property/casualty gross written premiums comprised OL&T or shorter tail classes. With respect to the M&C classes of business we continue to write, we focus on controlling the reserving and pricing risk through the use of claims made and reported forms, and in the case of manufacturing risks, staying with consumable products with low risk of mass tort claims.
      Our insurance policies provide coverage limits generally ranging from $25,000 to $1.0 million per occurrence, with the majority of our policies having limits between $500,000 and $1.0 million. Generally, through reinsurance, we are subject to the first $500,000 of an individual loss for the current accident year. Our general liability policies usually provide coverage for defense and related expenses in addition to per occurrence and aggregate policy limits. For certain products, defense expenses are included in the policy limits. However, excess liability coverage does decrease in the event of the carriers’ reinsurance insolvency.
      Other Casualty Business. We also offer garage liability, professional liability, automobile physical damage, commercial excess and umbrella policies to supplement our commercial multi-peril and commercial general liability writings. On garage and professional liability we write up to a maximum of $1.0 million per occurrence or accident. On the automobile physical damage coverage, the maximum limit we will write is $150,000 per vehicle. Commercial excess policies provide excess liability coverage above the limits of standard liability policies and may also provide coverage for risks not covered under standard liability policies. Our limited umbrella form policy may also provide coverage for risks not covered under standard liability policies after the insured satisfies a self-insured retention. We write commercial umbrella and excess insurance for limits up to a total aggregate of $5.0 million above the minimum underlying limits of $1.0 million per occurrence and $2.0 million in the aggregate. Although most of our umbrella and excess business is written to support our primary policies, we will accept other carriers as primary, provided they are rated “A-V” or better by A.M. Best.
      We also have a program division that writes specialty programs, as well as alternative risk transfer programs, which require the insured to fund all or part of the insurance risk with cash or a letter of credit.
      In our program division, we seek to write the better risks in a class with strict information gathering, loss control and underwriting guidelines and rules. In our specialty program unit, we typically require more underwriting information on each account than is required in our usual surplus lines business in order to help us determine which individual risks in the group that we wish to write. In addition, beginning in 2005, we established a segregated cell captive in which our agents can use their own funds to establish a cell. This allows the agent to assume part of the risk in the business that they write by acting as a quota share reinsurer of Century. In combination with our increased class and individual risk underwriting guidelines, this business is expected to produce more profitable long term results versus business written on the same class but with less intensive underwriting and submission requirements. Examples of programs we write in this unit are general liability for oil and gas service contractors, low limit automobile liability for taxi cabs in California, laundromats, and mid to low priced franchised hotels.

      The fully or partially funded alternative risk business we write in our program unit is generally for insureds with risks for which traditional insurance is not cost effective for the first $1.0 to $5.0 million of coverage. In these situations, the insured pays as “premium”, an amount calculated to include the limit of insurance that is exposed and an overhead and profit calculation.
      Property Business. For the year ended December 31, 2005, 32.2% of our total property/casualty gross written premiums comprised property business. Consistent with our focus on shorter tail casualty lines, we believe that the inherent short tail property business presents less rating and reserving risk to us. Our property business represents classes of business that were chronically under-priced by the standard market admitted insurers in the late 1990s and have since been pushed to the excess and surplus lines market. These classes include apartments, commercial buildings and low value dwellings.
      Our commercial property lines provide coverage limits of up to $25.0 million, but the majority of our written premiums in 2005 were written at limits of less than $2.0 million. Through the use of treaty, automatic facultative and certificate facultative reinsurance, we retain the first $500,000 of each individual loss for the current accident year.
      Package Business. We write commercial multi-peril policies that provide our insureds with commercial property and general liability coverages bundled together as a “package.” The targeted classes, limits and pricing on these policies are the same as if written separately.
      Other (Including Exited Lines). We write a limited amount of landfill and specialty surety bond business on a direct and assumed basis. We continue to write surety business in order to maintain our U.S. Treasury Listing. We do not expect our surety segment to exceed 5% of our total gross written premium.
      In connection with our management-led buyout in October 2000, we changed our strategic direction to focus primarily on the excess and surplus lines and the exiting of certain unprofitable business. As a result, we exited the commercial automobile/trucking line in May 2000 and the workers’ compensation line effective as of January 1, 2002.

Geographic Distribution
      The following table sets forth the geographic distribution of our gross written premiums for the periods indicated:

	Years Ended December 31,

	2005		2004		2003

	(In thousands)
Midwest	$36,826	17.0%	38,458	20.1%	32,285	21.6%
Southeast	56,348	26.1	51,841	27.1	42,805	28.6
Southwest	34,650	16.0	34,916	18.2	30,850	20.6
West	76,196	35.2	61,062	31.9	42,458	28.4
Northeast	8,933	4.1	5,128	2.7	2,286	1.5
Assumed Reinsurance	3,211	1.6	—	—	(976)	(0.7)

Total	$216,164	100.0%	191,405	100.0%	149,708	100.0%

      We attempt to minimize catastrophic risk by diversifying in different geographical regions. Our primary catastrophic risk is structural property exposures as a result of hurricanes, tornados, hail storms, winter storms and freezing. We maintain property catastrophe coverage by evaluating the probable maximum loss using a catastrophe exposure model developed by independent experts. We do not write wind coverage on non-mobile properties in Florida or within two counties of the Gulf of Mexico and the eastern seaboard states.

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
      The economics of the binding business are generally different than those of the brokerage business. The binding business is characterized by small independently owned single location businesses that have been denied coverage by the standard market. Due to their size, the retail agent finds it difficult to get a standard carrier to accept the account on an exception basis often times nearly running out of time to provide the insured with coverage before the current policy expires. For this reason, it is important to provide binding authority, for the less difficult classes of business, in order to take full advantage in terms of rate and form that also allows fast and reliable service that the insured demands. Further, because the binding business is less likely than the brokerage business to be “shopped” at renewal, it is more persistent from year to year, therefore, being somewhat resistant to a softening market.
      Binding authority business accounted for 57.0% of our total core property/casualty gross written premiums for the year ended December 31, 2005. Our EUM outlines our risk eligibility, pricing, underwriting guidelines and policy issuance instructions. We monitor the underwriting quality of our business by re-underwriting each piece of business produced by our general agents in accordance with their underwriting authority.
      Brokerage Business. Brokerage business represents risks that exceed the limits of underwriting authority that we are willing to grant to our general agents. Many of our brokerage accounts are classes of insurance that are not permitted to be written at all by our general agents pursuant to their binding authority. However, most of our brokerage business is produced on risks that produce individual TIV or premium above levels we believe prudent to allow for agency binding and issuance authority. For property business, any risk with a TIV over $1,500,000 is automatically classified as a brokerage account. For casualty business, the threshold is $35,000 in premium. If there is a package policy where either the property or casualty portion is indicated as a brokerage account, the entire account is classified as brokerage business. Commissions on brokerage policies are generally 3.5% lower than on binding contracts. Brokerage business accounted for approximately 43.0% of our total core property/casualty gross written premiums for the year ended December 31, 2005.
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
      We primarily use ISO loss costs as the foundation for establishing our rates for all casualty lines of business. We then develop “loss cost multipliers,” or LCMs, which are designed to support our operating expenses, acquisition expenses and targeted return on equity. On our property business, we employ a proprietary class rating matrix that employs a series of ISO commercial fire rating schedule-based charges determined by construction, occupancy, protection and geographical concerns. We multiply our LCMs by ISO loss cost to produce our final rates. We also employ minimum premiums based on the limit and coverage provided that can only increase the effective rate. Our final rates are regionalized to incorporate variables such as historic loss experience, the types and lines of business written, competition and state regulatory considerations. For business that we write on an admitted, or licensed, basis, we must obtain advance regulatory approval of rates in a number of states. All agency underwritten business is re-underwritten by our binding unit to check for mistakes or other results that may be inconsistent with the rules set forth in our EUM.
Marketing and Distribution
      As of December 31, 2005, we marketed our products through 119 agents, including 97 agents with binding authority. These agents maintain 193 offices in 47 states. This wholesale general agency force makes our products available to licensed retail agencies throughout the United States. We believe that our distribution network enables us to efficiently access at a relatively low fixed cost the numerous small markets our product offerings target. These general agents and their retail insurance agents and brokers have local market knowledge and expertise that enable us to more effectively access these markets. We generally confine our general agents marketing territory to three or fewer states.
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
Claims Management and Administration
      Our approach to claims management is to:

•	control loss and expenses through prompt investigation, accurate coverage determination, early evaluation, close supervision of outside service providers and early resolution of all reported claims;

•	provide a high level of service and support to agents and insureds throughout the claims process; and

•	provide information and intelligence to our underwriters and actuaries about changes in individual risk exposures and trends in claims and the law that affect our overall risk exposure.
      Our general agents have no authority to settle claims or otherwise exercise control over the claims process. Our claims management staff supervises and processes all claims. Claims adjusters have reserving authority based upon their skill levels and experience. We have a formal claims review process, and changes in loss and loss expense reserves on all claims valued greater than $25,000 are reviewed on a weekly basis by senior claims and underwriting management and the President of Century.
Loss and Loss Expense Reserves
      We are liable for covered losses and incurred loss adjustment expenses under the terms of the insurance policies that we write. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss to us and our settlement of that loss. We reflect our liability for the ultimate payment of all incurred losses and loss expenses by establishing loss and loss expense reserves as balance sheet liabilities for both reported and unreported claims. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and loss expenses.
      When a claim is reported, our claim department establishes a case reserve for the estimated probable ultimate cost to resolve a claim as soon as sufficient information is available to evaluate a claim. We open most claim files with a “formula reserve” (a nominal fixed amount) for the type of claim involved. We adjust the formula reserve to the probable ultimate cost for that claim as soon as possible. It is our goal to reserve each claim at its probable ultimate cost no later than 30 days on property claims or 90 days on casualty claims following receipt of the claim. We adjust reserves as soon as possible when new information is received that materially changes our evaluation of what we believe we will ultimately pay to reserve the claim. We reserve for the payments we expect to make on the loss and for the allocated loss adjustment expenses we expect to incur.
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
      Our Actuarial Unit has three actuaries, each of whom is a Fellow of the Casualty Actuarial Society and Member of the American Academy of Actuaries. The duties of the Actuarial Unit include:

•	performing an actuarial analysis of loss and loss expense reserves on a quarterly basis;

•	assisting our Underwriting Department in evaluating pricing adequacy;

•	assisting our Loss Reserve Committee, which includes our Senior Vice President and Chief Actuary, President and Chief Executive Officer of ProCentury, Senior Claims Officer, Senior Underwriting Officer, Chief Financial Officer and Treasurer, and President of Century, in establishing management’s best estimate of loss and loss expense reserves; and

•	working with our independent external actuary in the year-end loss and loss expense reserves statement of actuarial opinion process.
Due to the inherent uncertainty in estimating reserves for losses and loss expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our results of operations and financial condition. Based on the current assumptions used in calculating reserves, management believes our overall reserve levels at December 31, 2005 make a reasonable provision for our future obligations.
      Activity in the liability for loss and loss expense reserves is summarized as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Loss and loss expense reserves at beginning of year, as reported	$153,236	129,236	90,855
Less reinsurance recoverables on unpaid losses at beginning of year	29,485	36,739	31,853

Net loss and loss expense reserves at beginning of year	123,751	92,497	59,002
Provision for loss and loss expense incurred for claims related to:
Current year	112,946	78,015	53,961
Prior years:
Property/ casualty:
Casualty	7,384	12,842	22,190
Property	(2,388)	(3,244)	2,254
Other (including exited lines):
Commercial automobile	439	789	1,350
Workers compensation	(35)	664	1,249

Total prior years	5,400	11,051	27,043

Total incurred	118,346	89,066	81,004

Loss and loss expense payments for claims related to:
Current year	24,548	22,095	15,932
Prior years	43,350	35,717	31,577

Total paid	67,898	57,812	47,509

Net loss and loss expense reserves at end of year	174,199	123,751	92,497
Plus reinsurance recoverables on unpaid losses at end of year	37,448	29,485	36,739

Loss and loss expense reserves at end of year, as reported	$211,647	153,236	129,236

An explanation of significant components of loss and loss expense reserve development by segment (net of reinsurance, unless otherwise indicated) follows.

Property/ Casualty
      Casualty. Our changes in the reserve estimates related to prior accident years for the years ended December 31, 2005, 2004 and 2003 for the casualty lines resulted in increases in incurred losses and loss expenses of $7.4 million, $12.8 million, and $22.19 million respectively. A significant portion of our casualty reserve development relates to construction defect claims in certain states. See “Business — General.” Starting with California in December 2000, we began to exit contractors’ liability business written on an occurrence form. By the end of the first quarter of 2001, we had significantly reduced our underwriting of contractors’ liability written on an occurrence form underwriting in all states, and completely eliminated our underwriting of contractors’ liability written on an occurrence form underwriting in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, New Jersey, North Carolina, Oregon, South Carolina and Washington. Reserves and claim frequency on this business may be impacted by decisions by California and other states’ courts affecting insurance law and tort law. They may also be impacted by legislation enacted in California. This legislation continues to impact claim severity, frequency and time to settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.
      In addition, during 2004, as a result of court decisions that further defined the legal environment California, we decided to enhance our defense strategy for certain types of construction defect claims in prior years. As a result, we revised the construction defect defense team by retaining appellate and new trial counsel and restaffing the in-house team responsible for management of the litigation. Once the new legal teams were established late in 2004 and into 2005, it was determined that there were certain cases that should be settled and the defense budgets for the remaining cases had to be revised to reflect the added resources, resulting in higher than expected loss and defense costs in 2005.
      Of our construction defect net loss and loss expense reserves at December 31, 2005, 52.6% was for incurred but not reported losses (which are referred to as IBNR) and 61.0% of our construction defect net loss and loss expense reserves at December 31, 2004 was for IBNR. As of December 31, 2005, we had 480 open claims relating to construction defects, compared to 566 open claims as of December 31, 2004. During 2005, 840 new claims were reported and 926 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defects as of December 31, 2005 was $17.6 million. The re-estimation of construction defect reserves primarily affected the 1996 and 1997 accident years and the 1999 to 2001 accident years.
      In addition, we have also experienced development above expectations on our non-construction defect casualty reserves for the 2000 to 2002 accident years that led to reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns.
      As of December 31, 2005, the projected loss and loss expense ratios, after the effects of reinsurance, for the casualty lines were 57.3%, 48.7% and 43.4% for accident periods 2005, 2004, and 2003, respectively.
      Property. Our change in estimates for the years ended December 31, 2005, 2004 and 2003 for the property lines resulted in (decreases) increases of ($2.4) million, ($3.2) million and $2.3 million, respectively. These amounts primarily relate to changes in the selected development patterns on multiple accident years, as the number of claims and claim severity were below expectations at December 31, 2005 and 2004, but exceeded expectations at December 31, 2003.
      As of December 31, 2005, the projected loss and loss expense ratios, after the effects of reinsurance, for the property lines were 77.8%, 54.5% and 47.7% for accident periods 2005, 2004 and 2003, respectively. Included in the 2005 accident year property loss ratio is 14.8% related to the 2005 fall hurricane season.

Other (Including Exited Lines)
      We began writing commercial automobile/trucking coverage for commercial vehicles and trucks in 1997. In 2000, we exited the commercial automobile line of business due to unsatisfactory underwriting results. At

December 31, 2005 and 2004, all of our net loss and loss expense reserves related to commercial automobile was for case reserves. As of December 31, 2005, we had 21 open claims relating to commercial automobile, compared to 38 open claims as of December 31, 2004. During 2005, two new claims were reported and 19 existing claims were settled or dismissed. Our net loss and loss expense reserves for commercial automobile as of December 31, 2005 were $936,000.
      We offered workers’ compensation coverage from 1997 through January 2002. We exited this line of business beginning January 1, 2002 due to unsatisfactory underwriting results and the lack of availability of acceptable reinsurance. Until July 2000, we purchased 100% quota share reinsurance on this book of business. Beginning in 2000, we started to retain some risk. No new policies have been written since the first quarter of 2002. Of our net loss and loss expense reserves at December 31, 2005, 57.6% related to workers’ compensation claims IBNR, and 49.8% of our net loss and loss expense reserves at December 31, 2004 was for workers’ compensation IBNR. As of December 31, 2005, we had 199 open claims relating to workers’ compensation compared to 257 open claims as of December 31, 2004. During 2005, 11 new claims were reported, and 69 existing claims were settled or dismissed. Our net loss and loss expense reserves for workers’ compensation as of December 31, 2005 was $2.7 million.
      The table provided below presents the development of reserves, net of reinsurance, from 1996 through 2005. The top line of the table presents the reserves at the balance sheet date for each of the periods indicated. This represents the estimated amounts of loss and loss expenses for claims arising in the period that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding period, including cumulative payments made since the end of the respective period. The estimate changes as more information becomes known about the payments, as well as the frequency and severity of claims for individual periods. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. The lower portion of the table presents the cumulative amounts paid as of the end of each successive period with respect to those claims. Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

      In evaluating the information in the table provided below, note that each amount entered incorporates the cumulative effects of all changes in amounts entered for prior periods. The table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.
Analysis of Loss and Loss Adjustment Expense Development

	1996	1997	1998	1999	2000

	(In thousands)
Net liability for losses and loss expenses	$30,321	39,644	42,262	46,649	44,915
Liability re-estimated as of:
One year later	29,871	36,789	44,269	49,382	50,265
Two years later	27,206	38,022	45,006	52,390	66,745
Three years later	27,761	38,869	47,237	66,299	84,178
Four years later	28,380	40,234	58,059	77,477	94,930
Five years later	29,407	52,448	65,977	84,861	100,422
Six years later	34,926	59,130	72,691	88,590
Seven years later	37,827	63,389	76,396
Eight years later	39,706	66,942
Nine years later	39,725
Net cumulative redundancy (deficiency)	(9,404)	(27,298)	(34,134)	(41,941)	(55,507)
Cumulative amount of net liability paid as of:
One year later	8,623	12,042	14,221	18,741	19,047
Two years later	15,562	21,304	25,237	31,444	37,562
Three years later	19,842	28,707	33,559	45,199	54,598
Four years later	23,211	33,508	42,754	55,536	68,806
Five years later	25,824	40,788	49,406	65,559	78,743
Six years later	29,778	45,935	57,133	72,538
Seven years later	31,113	51,349	63,589
Eight years later	34,693	57,283
Nine years later	36,468
Gross liability — end of year	36,694	45,608	55,844	76,357	84,974
Reinsurance recoverable on unpaid losses	6,373	5,964	13,582	29,708	40,059

Net liability — end of year	30,321	39,644	42,262	46,649	44,915
Gross liability re-estimated — latest	43,948	77,741	85,359	123,506	141,208
Reinsurance recoverable on unpaid losses re-estimated — latest	4,223	10,779	8,963	34,916	40,786

Net liability re-estimated — latest	39,725	66,942	76,396	88,590	100,422
Gross cumulative redundance (deficiency)	$(7,254)	(32,133)	(29,515)	(47,149)	(56,234)

Analysis of Loss and Loss Adjustment Expense Development

	2001	2002	2003	2004	2005

	(In thousands)
Net liability for losses and loss expenses	$48,944	59,002	92,497	123,763	174,199
Liability re-estimated as of:
One year later	64,818	86,045	103,548	129,163
Two years later	86,480	101,553	111,189
Three years later	98,983	109,802
Four years later	104,975
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Net cumulative redundancy (deficiency)	(56,031)	(50,800)	(18,692)	(5400)
Cumulative amount of net liability paid as of:
One year later	24,805	30,585	35,717	43,363
Two years later	46,413	56,457	62,569
Three years later	65,472	76,414
Four years later	78,143
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Gross liability — end of year	94,146	91,011	129,558	153,236	211,647
Reinsurance recoverable on unpaid losses	45,202	32,009	37,061	29,485	37,448

Net liability — end of year	48,944	59,002	92,497	123,751	174,199
Gross liability re-estimated — latest	138,570	140,914	133,980	162,831
Reinsurance recoverable on unpaid losses re- estimated — latest	33,595	31,112	22,791	33,668

Net liability re-estimated — latest	104,975	109,802	111,189	129,163
Gross cumulative redundance (deficiency)	$(44,424)	(49,903)	(4,422)	(9,595)

(1)	For calendar years and diagonals between 1996 and 2003, the amounts have been restated to remove the net effects of the discontinued operations (i.e. the net surety business).

(2)	In 2004, we entered in a loss portfolio transfer agreement with Evergreen and Continental whereby we assume all of Evergreen and Continental’s business excluding surety and assumed workers’ compensation. Evergreen and Continental were spun-off to our class A shareholders in 2004 and are, therefore, no longer our subsidiaries. Therefore, for years prior to 2004 gross reserves include our gross reserves for all lines excluding surety (including the gross reserves for Evergreen and Continental) and the 2004 year and the gross liability re-estimated — latest excludes the gross reserves for Evergreen and Continental and includes the assumption of the net business of Evergreen and Continental. In addition, due to the above transactions in 2004, the gross cumulative redundancy (deficiency) includes the effects of eliminating Evergreen and Continental’s gross reserves and the assumption of Evergreen and Continental’s net reserves (excluding surety). Therefore, while the trend of the gross cumulative redundancy (deficiency) remains, the results may not represent the actual redundancy or deficiency of our gross reserves.

Reinsurance
      We purchase reinsurance to reduce our exposure to liability on individual risks and claims and to protect against catastrophic losses. Reinsurance involves an insurance company transferring, or “ceding,” a portion of its exposure on a risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. The ceding of liability to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement.
      In formulating our reinsurance programs, we are selective in our choice of reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we evaluate the acceptability and review the financial condition of each reinsurer annually. Generally we use only those reinsurers that have an A.M. Best rating of “A-” (excellent) or better and that have at least $500 million in policyholders’ surplus, or Lloyds of London syndicates that have an A.M. Best rating of “A-” (excellent) or better. In the event that a reinsurer’s policyholders’ surplus falls below $500 million or the A.M. Best rating falls below an “A-,” we will attempt to replace the reinsurer with a reinsurer that fits our criteria, or we will try to commute the contract. Retention levels are reviewed each year to maintain a balance between the growth in surplus and the cost of reinsurance.
      The following is a summary of our 2005 and 2006 multiple-line excess of loss reinsurance treaty:

Line of Business	Company Policy Limit	Reinsurance Coverage/ Company Retention

Property	Up to $12.5 million per risk	Up to $12.5 million per risk in excess of $500,000 per risk through treaty and automatic facultative agreements. Additional certificate facultative coverage is available for risks exceeding $12.5 million.
Casualty — primary	$1.0 million per occurrence	$500,000 per occurrence in excess of $500,000 per occurrence for 2005. In 2006, we will participate on a 50% quota share basis in $500,000 per occurrence in excess of $500,000 per occurrence.
Casualty — excess and umbrella	Up to $5.0 million per occurrence in excess of the $1.0 million primary policy	90% of first $1.0 million per occurrence and 100% of up to $4.0 million per occurrence.
Terrorism — aggregate excess of loss	Insurer deductible as defined in Section 102 for the Terrorism Risk Insurance Act of 2002 and amended by the Terrorism Risk Insurance Extension Act of 2005	$28 million excess of $4 million.
      Since 2004, we have maintained “casualty clash” coverage of $19.0 million in excess of $1.0 million to cover exposures such as punitive damages and other extra-contractual obligations, losses in excess of policy limits and exposure to a larger single loss than intended due to losses incurred under two or more coverages or policies for the same event.
      In 2005, we maintained property catastrophe coverage of 95.0% of the $16.0 million layer above $4.0 million of cumulative net property retentions. We have maintained the same catastrophe coverage for 2006. We annually evaluate the probable maximum loss using a catastrophe exposure model developed by independent experts. The most recent model suggests we are insured for a 250 year catastrophic event. Our primary catastrophic risk is structural property exposures as a result of hurricanes, tornados, hail storms, winter storms and freezing. We do not write wind coverage on non-mobile properties in Florida or within two counties of the Gulf of Mexico and the eastern seaboard states.
      We purchased Terrorism Aggregate Excess of Loss reinsurance coverage effective February 1, 2006 to reduce our retention under the “Insurer Deductible” as defined in Section 102 of the Terrorism Risk Insurance Act of 2002 and as amended by the Terrorism Risk Insurance Extension Act of 2005 (collectively called the “Act”). We will retain and be liable for $4 million of our aggregate ultimate net loss arising out of all insured losses, as defined by the Act, for the term of the contract. The reinsurer shall then be liable for the amount by which such aggregate ultimate net loss exceed our retention, but the liability of the reinsurer will not exceed $28 million for the term of the contract.
      The following is a summary of our top ten reinsurers, based on net amount recoverable, as of December 31, 2005:

	A.M. Best	Net Amount
	Rating	Recoverable

Reinsurer	As of December 31, 2005

	(In thousands)
Hannover Ruckvesicherungs-Aktiengeselischaft	A	$10,348,000
GE Reinsurance Corporation	A	9,655,000
Ace Property and Casualty	A +	6,261,000
General Reinsurance Corporation	A ++	3,452,000
American Re-Inusrance Company	A	3,116,000
Berkley Insurance Company	A	2,806,000
Folksamerica Reinsurance Company	A	2,178,000
Swiss Reinsurance America Corporation	A +	1,805,000
Gerling Global Reinsurance Corporation(1)	NR3	1,632,000
SCOR Reinsurance Company(1)	B ++	1,314,000

(1)	We are closely monitoring the financial status of Gerling Global Reinsurance Corporation (which is not rated as it is no longer accepting new business) and SCOR Reinsurance Company, each of which is continuing to pay claims.
      The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred in conjunction with the terrorist attacks on September 11, 2001 and the 2004/2005 hurricane seasons. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss.
Investment Portfolio
      Our investment strategy is designed to capitalize on our ability to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted returns. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The majority of our fixed-maturity portfolio is rated investment grade to mitigate our exposure to credit risk. Our investment portfolio is managed by three outside independent investment managers that operate under investment guidelines approved by Century’s investment committee. Century’s investment committee meets at least quarterly and reports to Century’s board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. In limited circumstances, we will invest in non-investment grade fixed maturity securities that have an appropriate risk adjusted return, subject to satisfactory credit analysis performed by us and our investment managers.

      Our cash and investment portfolio totaled $366.4 million as of December 31, 2005 and is summarized by type of investment as follows:

		Percent of
	Amount	Portfolio

	(Dollars in thousands)
Fixed-maturity:
U.S. Treasury securities	$3,725	1.0%
Agencies not backed by the full faith and credit by the U.S. Government	15,335	4.2
Corporate securities	35,853	9.8
Mortgage-backed securities	40,061	10.9
Asset-backed securities	39,152	10.7
Collateralized mortgage obligations	27,352	7.5
Obligations of states and political subdivisions	142,282	38.8

Total fixed-maturity	303,760	82.9

Cash and short-term investments	17,857	4.9

Equity securities:
Bond mutual funds	17,852	4.9
Preferred shares	22,337	6.1
Common shares	4,604	1.2

Total equity securities	44,793	12.2

Total	$366,410	100.0%

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
      Today our primary competitors are Nationwide Mutual Insurance Company (Scottsdale Insurance), Markel Corporation (Essex Insurance Company), Burlington Insurance Group, W.R. Berkley Corporation (Nautilus Insurance Company), The Argonaut Group (Colony Insurance Company), United American Group (Penn-America Insurance Company), James River Group, and RLI Corp. We generally compete on the basis of service, as most market competitors have maintained both pricing and underwriting discipline. Moreover, the market we serve has increased as standard carriers have exited many lines and classes of business served by the excess and surplus lines market.
Ratings
      A.M. Best, which rates insurance companies based on factors of concern to policyholders, issued a rating of “A-” (excellent) as its 2005 annual rating of our property and casualty insurance subsidiary. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (superior) to “F” (in liquidation). In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company’s securities.
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
      Required Licensing. In its home state of Ohio and the states of Arizona, Indiana, West Virginia and Wisconsin, Century operates on an admitted, or licensed, basis. In addition, PIC is admitted in Texas, its state of domicile, and California, South Carolina and Oklahoma. Each of Century and PIC’s licenses in these states are in good standing as of December 31, 2005. Insurance licenses are issued by state insurance regulators upon application and may be of perpetual duration or may require periodic renewal. We must apply for and obtain appropriate new licenses before we can expand into a new state on an admitted basis or offer new lines of insurance that require separate or additional licensing.
      In most states, Century operates on a surplus lines basis. While Century does not have to apply for and maintain a license in those states, it is subject to maintaining suitability standards or approval under each particular state’s surplus lines laws to be included as an approved carrier. Century maintains surplus lines approvals in all states except where it is admitted, as identified above, and Massachusetts, Maine and Rhode Island. In states in which it operates on a surplus lines basis, Century has freedom of rate and form on the majority of its business. This means that Century can implement a change in policy form, underwriting guidelines, or rates for a product on an immediate basis.
      Insurers operating on an admitted basis must file premium rate schedules and policy or coverage forms for review and approval by the insurance regulators. In many states, rates and policy forms must be approved prior to use, and insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory.
      Insurance Holding Company Regulation. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which Century conducts business. These regulations require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system domiciled in that state. The insurance laws similarly provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator Generally, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer. In August 2005, one investor reported that it beneficially owned more than 10% of our outstanding common shares. According to the Schedule 13G filed by the investor with the U.S. Securities and Exchange Commission, the ProCentury common shares are held in the ordinary course of business and were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of the issuer of the securities. Based on the information contained in the Schedule 13G, a change of control was deemed not to have occurred and a disclaimer of affiliation was filed, as contemplated under applicable statutes, with the appropriate state insurance regulator to disclose the information about the shares being held and the basis for disclaiming the affiliation.
      Restrictions on Paying Dividends. ProCentury is a holding company with no business operations of its own. Consequently, our ability to pay dividends to shareholders and meet debt payment obligations will be largely dependent on dividends and other distributions from Century. State insurance law restricts the ability of Century to declare shareholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval from the Ohio Department of Insurance generally is required in order for Century to declare and pay “extraordinary dividends”. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. The maximum amount of dividends our insurance subsidiary can pay us during 2006 without regulatory approval is $12.1 million. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
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
      Investment Regulation. Century is subject to state law which requires diversification of its investment portfolio and limits the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which we are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require us to sell those investments.
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
      Unfair Claims Practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices. Unfair claims practices include, but are not limited to, knowingly misrepresenting pertinent facts or insurance policy provisions; failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies; and failing to attempt in good faith to effectuate fair and equitable settlement of claims submitted in which liability has become reasonably clear. We set business conduct policies and conduct regular training to make our employee-adjusters and other claims personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.
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
      Periodic Financial and Market Conduct Examinations. The Ohio Department of Insurance conducts on-site visits and examinations of Century’s affairs, including its financial condition and its relationships and transactions with affiliates, every three to five years, and may conduct special or target examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business may also conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action.
      Risk-Based Capital. Risk-Based Capital (“RBC”) requirements laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. Regulators use RBC to set capital requirements considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2005, both Century and PIC maintained an RBC level in excess of an amount that would require any corrective actions on our part.

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
      As of December 31, 2005, Century and PIC had three IRIS ratios outside the usual range, as set forth in the following table:

Company	Ratio	Usual Range	Our Ratio

PIC	Net change in adjusted surplus	25.0 - 10.0	(38.8)
PIC	Change in policyholders’ surplus	50.0 - 10.0	(75.0)
Century	Two-year reserve development to surplus	20.0 - 0.0	33.0
      Our results for these ratios are attributable to the capital activities around the purchase of PIC and adverse development of prior years’ loss and loss expense reserves related to Century.
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
      Federal Insurance Charter. The Senate Commerce Committee recently has held hearings on federal involvement in the regulation of the insurance industry. The hearings included a discussion of a proposed federal charter that would allow companies to operate under federal, rather than state, regulation. Any proposed legislation would have a significant impact on the insurance industry, and we continue to monitor all proposals. We anticipate there will be further legislative activity during 2006.
      Terrorism Exclusion Regulatory Activity. After the events of September 11, 2001, the NAIC urged states to grant conditional approval to commercial lines endorsements that excluded coverage for acts of terrorism consistent with language developed by ISO. The ISO endorsement included certain coverage limitations. Many states allowed the endorsements for commercial lines, but rejected such exclusions for personal exposures.
      The Terrorism Risk Insurance Act of 2002 (TRIA), was enacted on November 26, 2002, to provide for a federal backstop for terrorism losses to insurance companies providing coverage, and was intended to expire on December 31, 2005. The act provides for a federal backstop for terrorism losses as defined by the act and certified by the Secretary of the Treasury in concurrence with the Secretary of State and the U.S. Attorney General. Under TRIA, coverage provided for losses caused by acts of terrorism is partially reimbursed by the United States under a formula whereby the government pays a percentage of covered terrorism losses exceeding a prescribed deductible to the insurance company providing the coverage. TRIA was amended and extended until December 31, 2007. The amendments increased the minimum amount of damages from $5 million to $50 million for 2006, and $100 million for 2007. In addition, the amount of the insurer’s deductible was raised from 15% to 17.5% in 2006, and 20% in 2007. The amendments also reduced the amount of coverage available under TRIA. For 2006, once the deductible is met, the government will pay for 90% of the losses. For 2007, the amount the government will pay after deductibles are met is reduced to 85%, with the insurance industry absorbing the rest. We are in compliance with the TRIA requirements, as extended, and make terrorism coverage available to policyholders accordingly.
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
      Class Action Reform. Legislation was enacted by Congress that curtailed forum shopping and allows defendants to move large national class action cases to federal courts. The legislation also includes provisions to protect consumer class members on matters such as non-cash settlements and written settlement information. We view this as favorable legislation to us and the industry.
Employees
      We employ approximately 295 people. Our employees are not covered by any collective bargaining agreements. We believe our relationship with our employees is satisfactory.
Forward Looking Statements
      Forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 appear throughout this report. Forward looking statements, which generally include words such as “anticipates”, “expects,” “believes,” “intends,” “estimates” and similar expressions and include those statements regarding our expectations, hopes, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by us. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance industry, claims development and the impact thereof on our loss reserves, the adequacy of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions, and other factors. Actual results could differ materially from those in forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

Item 1(a).	Risk Factors
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
      Furthermore, factors that are subject to change, such as:

•	claims inflation;

•	claims development patterns;

•	legislative and judicial activity;

•	social and economic patterns; and

•	litigation and regulatory trends
may have a substantial impact on our future loss experience. Additionally, we have established loss and loss expense reserves for certain lines of business we have exited, but circumstances could develop that would make these reserves insufficient. As of December 31, 2005, unpaid loss and loss expense reserves (net of reserves ceded to our reinsurers) were $174.2 million, consisting of case loss and loss expense reserves of $60.7 million and incurred but not reported loss and loss expense reserves of $113.5 million.
      We have re-estimated our loss and loss expense reserves attributable to insured events in prior years, which includes re-estimations with respect to excess and surplus lines and products we no longer write. These re-estimations resulted in an increase in reserves of $5.4 million, $11.1 million and $27.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

A decline in our financial rating assigned by A.M. Best may result in a reduction of new or renewal business.
      Our insurance subsidiary received an “A-” (excellent) annual rating for 2005 from A.M. Best, the fourth highest of 16 A.M. Best ratings. A.M. Best assigns ratings that generally are based on an insurance company’s ability to pay policyholder obligations (not towards protection of investors) and focus on capital adequacy, loss and loss expense reserve adequacy and operating performance. A reduction in our performance in these criteria could result in a downgrade of our rating. A downgrade of our rating could cause our current and future general agents, retail brokers and insureds to choose other, more highly rated competitors.

We are subject to extensive regulation and judicial decisions affecting insurance and tort law, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.
      General. Century is subject to regulations, administered primarily by Ohio, our domiciliary state, and to a lesser degree, the four other states in which Century is licensed or admitted to sell insurance. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations, generally are administered by a department of insurance in each state and relate to, among other things, excess and surplus lines of business authorizations, capital and surplus requirements, rate and form approvals, investment parameter restrictions, underwriting limitations, affiliate transactions, dividend limitations, changes in control and a variety of other financial and non-financial components of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.
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
      Risk-Based Capital. The NAIC has adopted a system to test the adequacy of statutory capital, known as “risk-based capital.” This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could cause our insurance subsidiary to lose its regulatory authority to conduct its business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our risk-based capital as of December 31, 2005.
      IRIS Ratios. The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies. IRIS has two phases of screening: statistical and analytical. In the statistical phase, the NAIC database generates financial ratios based on financial information obtained from insurance companies’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. A ratio result falling outside the usual range of IRIS ratios is viewed as part of the regulatory early monitoring system. As of December 31, 2005, Century and PIC had a combined three IRIS ratios outside the usual range, as described in “Business — Regulatory Environment — IRIS Ratios,” which could result in regulatory action.
      Judicial Decisions. State courts may render decisions impacting our liability for losses under insurance and tort law. This case law, as well as any legislation enacted in response, can impact claim severity, frequency and time to settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed our estimates due to this variable, among others.

Our general agents may exceed their authority and bind us to policies outside our underwriting guidelines, and until we effect a cancellation, we may incur loss and loss expenses related to that policy.
      As of December 31, 2005, we underwrote 57.0% of our property and casualty premiums on a binding authority basis. Binding authority business represents risks that may be quoted and bound by our general agents prior to our underwriting review. If a general agent exceeds this authority by binding us on a risk that does not comply with our underwriting guidelines, we are at risk for claims under that policy that occur during the period from its issue date until we receive the policy and cancel it. Since current management assumed control in 2000, there have been four instances in which we have recovered paid loss amounts from a general agent due to a violation of underwriting authority. Such funds were covered by the required errors and omissions insurance carried by each of our agents.

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
      Our future success will depend, in large part, upon the efforts of our executive officers and other key personnel. We rely substantially upon the services of Edward F. Feighan, our Chairman of the Board, President and Chief Executive Officer, Erin E. West, our Vice President, Chief Financial Officer and Treasurer and Christopher J. Timm, our Executive Vice President and Director. Messrs. Feighan and Timm and Ms. West each have an employment agreement with us. The loss of any of these officers or other key personnel could cause our ability to implement our business strategies to be delayed or hindered. We do not have key person insurance on the lives of any of our key management personnel, except one officer. As we continue to grow, we will need to recruit and retain additional qualified personnel, but we may not be able to do so. As we have grown, we have generally been successful in filling key positions, but our ability to continue to recruit and retain such personnel will depend upon a number of factors, such as our results of operations, prospects and the level of competition then prevailing in the market for qualified personnel.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in government monetary policies, general economic conditions and overall capital market conditions, all of which impact interest rates.
      Our results of operations depend, in part, on the performance of our investments. Fluctuations in interest rates affect our returns on and the fair value of fixed-maturity securities. Unrealized gains and losses on fixed-maturity securities are recognized in accumulated other comprehensive income, net of taxes and increase or decrease our shareholders’ equity. Interest rates in the United States are currently low relative to historical levels. An increase in interest rates would reduce the fair value of our investments in fixed-maturity securities. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and realized investment gains and could result in investment losses in our portfolio.
      We had fixed-maturity and equity investments with a fair value of $348.5 million as of December 31, 2005 that are subject to:

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
      Our fixed-maturity investment portfolio includes mortgage-backed and other asset-backed securities. As of December 31, 2005, mortgage-backed securities, asset-backed securities and collateralized mortgage obligations constituted 29.1% of our cash and investment portfolio. As with other fixed-maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring us to reinvest the proceeds at the then prevailing market rates.
      Our equity portfolio totaled $44.8 million as of December 31, 2005. This total includes $26.9 million of investments in preferred and common securities of individual companies, which are subject to economic loss from the decline in preferred and common share prices. As a result, the value of these investments will be determined by the specific financial prospects of these individual companies, as well as the equity markets in general. In addition, we have $17.9 million invested in bond mutual funds.
      Since the end of 2002, the U.S. financial markets have experienced a moderate rise in the value of the broader equity markets and a high degree of volatility in interest rates, which affect the value of our fixed-maturity securities. Our fixed-maturity securities, preferred shares and bond mutual funds, which represent $343.9 million, or 93.9% of our total cash and investment portfolio, are subject to changes in fair value based on fluctuations in interest rates. As of December 31, 2005, a 200 basis point decline in interest rates would result in a $30.9 million, or 9.0% increase in fair value of our portfolio and a 200 basis point increase would result in a $31.2 million, or 9.1%, decrease in fair value of our portfolio. As of December 31, 2005, our investment portfolio had a net unrealized investment loss, after the effect of income taxes of $3.2 million. However, these unrealized losses may not persist in the current economic environment or may not be realized.

We distribute our products through a select group of general agents, five of which account for a significant part of our business, and such relationships could be discontinued or cease to be profitable.
      We distribute our products through a select group of general agents. Approximately 41.7% of our gross written premiums for the year ended December 31, 2005 were distributed through five general agents. In 2005, our largest agency group, with locations in five states, accounted for $41.6 million (19.3%) of our total gross written premiums. A loss of all or substantially all the business produced by one or more of these general agents could have a negative impact on our revenues.

Our reinsurers may not pay claims made by us on losses in a timely fashion or may not pay some or all of these claims, in each case causing our costs to increase and our revenues to decline.
      We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. That is, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs. As of December 31, 2005, we had $43.9 million of amounts recoverable from our reinsurers that we would be obligated to pay if our reinsurers failed to pay. We have recorded a provision for uncollectible amounts of $1.3 million at December 31, 2005, which relates to balances due from a reinsurer that are in dispute.

If we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment.
      In 2005 we purchased property and casualty excess of loss reinsurance to limit our loss from a single occurrence on any one coverage part from any one policy to $500,000. For example, if we issue a policy that provides $600,000 of coverage for a risk, we purchase excess of loss reinsurance from a reinsurer for $100,000 to provide coverage for any claim under the policy that is greater than $500,000. We are maintaining the same reinsurance structure during 2006, except that we will retain coverage for 50% of the loss amount that exceeds $500,000 on our casualty policies. Further, we purchase catastrophe reinsurance to limit losses arising from any single occurrence, regardless of how many policyholders are involved or the extent of their loss, to $4.0 million. We purchase casualty clash coverage for the loss amount above $1.0 million for any single occurrence, regardless of the number of policyholders involved. However, we may choose in the future to re-evaluate the use of reinsurance to increase, decrease or eliminate the amount of liability we cede to reinsurers, depending upon the cost and availability of reinsurance.

      Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred in conjunction with the terrorist attacks on September 11, 2001 and the 2004 and 2005 storm seasons. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities generally are subject to annual renewal. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase, which could increase our exposure to loss, or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks, which would reduce our revenues. To the extent that we are forced to pay more for reinsurance or retain more liability than we do currently, we may need to reduce the volume of insurance we write. Due to the underwriting profile of our business, we have not been significantly impacted by the changes in the reinsurance market described above, including the events of September 11, 2001, or the 2004/2005 storm seasons either in claims or reinsurance terms and pricing.

Our business is cyclical in nature, which will affect our financial performance and may affect the price of our common shares.
      Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. This cyclicality is due in large part to the actions of industry participants, such as inadequate pricing and increasingly broad policy terms, and general economic factors, such as low interest rates, and the impact of terrorist attacks, and severe weather that are not within our control. These cyclical patterns cause our revenues and net income to fluctuate, which may cause the price of our common shares to be volatile.

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
      In its Annual Review of the Excess & Surplus Lines Industry, published in September 2004, A.M. Best stated that large insurance carriers continue to dominate the excess and surplus lines market, with the top 25 insurance groups commanding an 82.0% share of the market, and while opportunities are available in this market, the leading insurance carriers have a firm stronghold. Based on the A.M. Best report, we would not be one of the 25 largest insurance carriers in the excess and surplus lines market. Competition in this market is generally based on many factors, including the perceived market strength of the insurer, pricing, service, speed of claims payment and the reputation and experience of the insurer. We compete primarily on the basis of service.
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
      A number of new, proposed or potential legislative and industry developments could further increase competition in our industry. These developments include:

•	an increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•	the implementation of commercial lines deregulation in several states, which could increase competition from standard carriers for our excess and surplus lines of insurance business;

•	programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other “alternative markets” types of coverage and;

•	changing practices caused by the Internet, which may lead to greater competition in the insurance business.
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
      Most of our property business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in all of our property lines and generally result in an increase in the number of claims incurred as well as the amount of compensation sought by claimants because every geographic location in which we provide insurance policies is subject to the risk of severe weather conditions. In 2005, we recorded $5.4 million after tax losses related to the fall hurricane season. Prior to December 31, 2004, we have not been materially impacted by severe weather. It is possible that a catastrophic event or multiple catastrophic events could cause our loss and loss expense reserves to increase and our liquidity and financial condition to decline.

As a holding company, we are dependent on the results of operations of our insurance subsidiary and the regulatory and contractual capacity of our subsidiary to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiary may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends.
      We are an insurance holding company and our principal asset is the shares we hold in Century. Dividends and other payments from this company are our primary source of funds to pay expenses and dividends to our shareholders. The payment of dividends by Century to us is limited by statute. In general, these restrictions limit the aggregate amount of dividends or other distributions that Century may declare or pay within any twelve-month period without advance regulatory approval. Generally, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula. As a result, we may not be able to receive dividends from our subsidiary at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses. The amount of dividends that can be paid to us from our subsidiaries in 2006 without regulatory approval is $12.1 million.

Item 1(b).	Unresolved Staff Comments
      None

Item 2.	Properties
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
      We are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our insurance policies, claims handling, premium finance agreements and other contracts and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extra contractual damages and some have claimed punitive damages. The resolution of these legal actions are not expected to have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of the Security Holders
      There were no matters submitted to a vote of security holders in the fourth quarter of 2005.
      Information regarding our executive officers is contained in Item 10 of Part III of this report and incorporated by reference into Part I.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      ProCentury Corporation (symbol: PROS) common shares are listed on the NASDAQ National Market. As of February 28, 2005, there were 18 holders of record of the 13,211,019 outstanding common shares of the Company. The high, low and closing sale prices of our common shares for each quarter in 2005 are listed below:

	Quarter of 2005

	1st	2nd	3rd	4th

High	$12.50	11.05	10.75	11.45
Low	10.11	9.75	9.81	9.96
Close	10.49	10.20	10.22	10.73

	Quarter of 2004

	1st	2nd(2)	3rd	4th

High	$(1)	10.99	10.24	12.65
Low	(1)	9.37	9.30	9.62
Close	(1)	9.73	9.91	12.40

(1)	The Company’s common shares were privately held prior to April 26, 2004. Therefore, information for the first quarter of 2004 is not provided.
      The Company declared a $0.02 per share cash dividend in the first, second and third quarters of 2005. In the fourth quarter, the Company declared a $0.025 per share cash dividend. As an insurance holding company, our principal asset is the shares we hold in Century. The dividends and other payments from Century are our primary source of funds; however, the payment of dividends by Century to us is limited by statute. As a result, we may not be able to receive funds at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses.
      In December 2005 our board of directors approved a $10.0 million share repurchase plan. As of December 31, 2005, no shares have been repurchased under this plan.

Item 6.	Selected Financial and Operating Data
SELECTED CONSOLIDATED FINANCIAL DATA
      The following table sets forth selected consolidated financial information for the periods ended and as of the dates indicated. The selected data presented below under the captions “Operating Data” and “Balance Sheet Data” for, and as of the end of, each of the periods in the five-year period ended December 31, 2005 are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2005 and 2004 and for each of the periods in the three-year period ended December 31, 2005, and the report thereon, are included elsewhere in this 10-K filing. These historical results are not necessarily indicative of results to be expected from any future period. You should read this selected consolidated financial information together with our consolidated financial statements and related notes and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Operating Data:
Premiums earned	$177,630	148,702	108,294	63,290	42,524
Net investment income	14,487	10,048	6,499	5,075	4,595
Net realized investment gains (losses)	(326)	50	1,932	2,438	364
Total revenues	191,791	158,800	116,725	71,203	48,058
Discontinued operations(1)	—	1,259	1,548	881	(519)
Net income	10,241	14,980	314	6,080	1,393
Comprehensive income (loss)	6,271	14,566	(405)	6,693	1,845

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Basic and diluted net income per share:
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.78	1.29	(0.25)	0.88	0.38
Discontinued operations	—	0.12	0.31	0.18	(0.10)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.16	—

Net income (loss)	$0.78	1.41	0.06	1.22	0.28

Weighted average of shares outstanding
— basic	13,060,509	10,623,645	5,000,532	5,000,532	5,000,133

— diluted	13,129,425	10,653,316	5,000,532	5,000,532	5,000,133

Insurance Performance Data: (for the periods ended)
Gross written premiums(2)	$216,164	191,405	149,708	100,542	70,484
Net written premiums(3)	189,519	166,024	131,839	78,362	44,990
GAAP Underwriting Ratios:(for the periods ended)
Loss ratio(4)	66.6%	59.9%	74.8%	71.7%	70.4%
Expense ratio(5)	32.6%	31.9%	34.2%	38.3%	42.3%

Combined ratio(6)	99.2%	91.8%	109.0%	110.0%	112.7%

Balance Sheet Data:(at the end of the period)
Cash and investments	$366,410	312,399	171,201	130,101	77,791
Reinsurance recoverables on paid and unpaid losses, net	43,870	33,382	42,042	35,323	48,550
Assets available for sale	—	—	59,018	51,229	49,306
Total assets	474,145	394,927	332,113	260,758	212,677
Loss and loss expense reserves	211,647	153,236	129,236	90,855	93,998
Liabilities available for sale	—	—	51,431	36,179	32,793
Long term debt	25,000	25,000	34,133	9,813	10,000
Trust preferred securities	—	—	—	14,545	—
Total shareholders’ equity	121,203	115,237	36,397	36,396	29,703
Other Data:
Net writings ratio, including discontinued operations(7)	1.6	1.4	1.7	1.3	1.4
Return on average equity(8)	8.7%	18.5%	0.9%	18.4%	5.3%

(1)	Immediately prior to the completion of the IPO, the common shares of Evergreen and its wholly owned subsidiary, Continental were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders. Prior to the dividends, Evergreen was a controlled subsidiary of Century. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed excess workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the above selected consolidated financial data.

(2)	The amount received or to be received for insurance policies written by us during a specific period of time without reduction for acquisition costs, reinsurance costs or other deductions.

(3)	Gross written premiums less the portion of such premiums ceded to (reinsured by) other insurers during a specific period of time.

(4)	The ratio of losses and loss expenses to premiums earned, net of the effects of reinsurance.

(5)	The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to premiums earned, net of the effects of reinsurance.

(6)	The sum of the loss and loss expense ratio, net of the effects of reinsurance.

(7)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in our current book of business. It may not be comparable to the definition of net writings ratio used by other companies. For periods prior to 2004, this ratio includes discontinued operations, as the insurance subsidiaries’ combined statutory surplus is not allocated by line of business. Therefore, in computing the ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus we did not restate the net written premium for discontinued operations to be consistent with that of the subsidiaries’ combined statutory surplus.

(8)	Return on average equity consists of the ratio of net income to the average of the beginning of period and end of period total shareholders’ equity. For 2004, return on average equity consists of the ratio of net income to the average equity, which is based on the average of the beginning of period and the end of each quarters’ total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report that could cause our actual growth, results of operations, performance and business prospects and opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. See “Forward-Looking Statements.”
Overview
      ProCentury is a holding company that underwrites selected property and casualty and surety insurance through its subsidiaries collectively known as Century Insurance Group®. As a “niche” company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks and risks that insurance companies licensed by the state in which the insurance policy is sold, which are also referred to as “admitted insurers,” specifically refuse to write. When we underwrite within the excess and surplus lines market, we are selective in the lines of business and types of risks we choose to write. Typically, the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients.
      We evaluate our insurance operations by monitoring key measures of growth and profitability. The following provides further explanation of the key GAAP measures that we use to evaluate our results:
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
      Earned Premiums. Earned premiums are the portion of a premium paid by an insured that has been allocated to our revenue, loss experience, expenses, and profit year to date.
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
      Impairment of Investments. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. Under the Company’s accounting policy for equity securities and fixed-maturity securities, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time.
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
      Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), FASB Emerging Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, requires us to periodically update our best estimate of cash flows over the life of the security. If management determines that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other –than-temporary impairment is recognized.
      For additional detail regarding our investment portfolio at December 31, 2005 and 2004, including disclosures regarding other-than-temporary declines in investment value, see “Investment Portfolio” below and Note 2 to our audited consolidated financial statements, both included in this report.
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
Results of Operations
      The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Selected Financial Data:
Gross written premiums	$216,164	191,405	149,708
Net premiums earned	177,630	148,702	108,294
Net investment income	14,487	10,048	6,499
Net realized investment (losses) gains	(326)	50	1,932
Total revenues	191,791	158,800	116,725
Total expenses	178,212	138,496	119,546
Other transactions:
Loss on sale of minority interest in subsidiary, net	—	—	(503)
Discontinued operations	—	1,259	1,548
Net income	$10,241	14,980	314
Key Financial Ratios:
Loss and loss expense ratio	66.6%	59.9%	74.8%
Expense ratio	32.6	31.9	34.2

Combined ratio	99.2%	91.8%	109.0%

Overview of Operating Results
      Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. We reported net income of $10.2 million for the year ended December 31, 2005 compared to net income of $15.0 million for the same period in 2004. Included in the net income for 2005 is $5.4 million of after tax losses related to the 2005 fall hurricane season. Prior to 2005, hurricane losses have not had a significant impact to net income. Without the impact of the hurricanes, net income would have increased over 2004 as a direct result of our 19.4% growth in our net premiums earned and an increase in our investment income.
      More specifically, our net premiums earned increased to $177.6 million in 2005 from $148.7 million in 2004. Included in this increase is growth in our gross written premium from our casualty segment of 17.0% and 0.9% from our property segment. Our casualty business continues to grow profitably with stable rates and a current accident year loss and loss expense ratio of 57.3%. The property market in general did not perform as well as the casualty market given the downward pricing pressure from standard carriers that began in 2004 and continued into 2005. Despite this tighter market, we were still able to grow while only slightly decreasing our average rate. Our current year loss and loss expense ratio for the property business was 77.8%, which included 14.8% related to the 2005 fall hurricane season.

      In addition, we reported a 44.2% increase in net investment income from $10.0 million in 2004 to $14.5 million in 2005. This increase is a result of our operating cash flows and higher pretax investment yields. In addition, we continued our efforts in 2005 to increase our after tax yield by increasing our allocation to tax exempt municipal bonds. As a result of the relationship between our pretax income, which was adversely affected by the 2005 hurricane losses, and increase in our tax exempt municipal bonds, we reported an annual effective tax rate of 24.6% in 2005 compared to 32.4% in 2004.
      The combined ratio increased to 99.2% in 2005 from 91.8% in 2004. Our loss and loss expense ratio increased 6.7% primarily as a result of the current year hurricane losses and the slight premium rate decrease that resulted late in 2004 and into the first half of 2005. In addition, included in our loss and loss expenses is $5.4 million in incurred amounts related to prior accident years compared to $11.1 million in 2004. Our expense ratio increased 0.7% in 2005 from 31.9% in 2004 to 32.6% at the end of 2005. This increase is a direct result of our efforts in our first year of required compliance with Sarbanes Oxley Section 404.
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

      Our property/casualty segment primarily includes general liability, commercial property and multi-peril insurance for small and mid-sized businesses. The other (including exited lines) segment primarily includes our surety business, including landfill and specialty surety that is written in order to maintain Century’s U.S. Treasury listing, workers’ compensation, which was exited in January 2002, and commercial auto/trucking, which was exited in May 2000.
      The following table presents our gross written premiums in our primary segments and provides a summary of gross, ceded and net written premiums and net premiums earned for the periods indicated.

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Gross written premiums:
Property/ casualty	$212,127	190,591	150,900
Other (including exited lines)	4,037	814	(1,192)

Total gross written premiums	216,164	191,405	149,708
Ceded written premiums	26,645	25,381	17,869

Net written premiums	$189,519	166,024	131,839

Net premiums earned	$177,630	148,702	108,294

Net written premiums to gross written premiums	87.7%	86.7%	88.1%
Net premiums earned to net written premiums	93.7%	89.6%	82.1%
Net writings ratio, including discontinued operations(1)	1.6	1.4	1.7

(1)	The ratio of net written premiums (including discontinued operations) to our insurance subsidiaries’ combined statutory surplus. This ratio is not restated to exclude discontinued operations as the insurance subsidiaries’ combined statutory surplus is not allocated by line of business. Therefore, in computing the ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus we did not restate the net written premium for discontinued operations to be consistent with that of the subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.

Gross Written Premiums
      Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Gross written premiums increased $24.8 million or 12.9% for the year ended December 31, 2005 compared to the same period in 2004. This increase was due primarily to increased business in our property/casualty segment which increased $21.5 million or 11.3%. The growth in the property/casualty segment resulted principally from an increase in volume in our casualty lines of business of $20.9 million or 17.0%. Our property lines of business increased slightly to $68.2 million in 2005 compared to $67.5 million in 2004. For casualty business, rates increased slightly during 2005.
      Gross written premium for the other (including exited lines) segment increased $3.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase represents surety business written in order to maintain the Company’s U.S. Treasury listing.
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
      In addition, gross written premium for the other (including exited lines) segment was $814,000 for 2004, which represents surety premium amounts directly written and assumed by us and then ceded under a 100% quota share agreement with Evergreen. The 2003 amounts for the surety were reclassified as discontinued operations as a result of the disposition of Evergreen in 2004.

Net Written and Earned Premiums
      Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Net written premiums for the year ended December 31, 2005 were $189.5 million, representing an increase of 14.2% compared to the same period in 2004. Net written premiums were 87.7% of gross written premiums for the year ended December 31, 2005, which is consistent with the year ended December 31, 2004. Net premiums earned, a function of net written premiums, amounted to $177.6 million for the year ended December 31, 2005 and equaled 93.7% of net written premiums compared to 89.6% in 2004. This increase directly relates to a stabilization of the rate of growth in 2005.
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
      In addition, during 2003, we made significant improvements in the collections of premiums in the course of collection. These improvements include hiring additional staff, weekly monitoring of account aging and improved communication with our agents. Due to these improvements we significantly lowered our aged amount, which allowed us to maintain a lower provision for uncollectible accounts despite higher amounts of gross receivables.
      We evaluate the collectibility of our agents’ balances both individually and on an aggregate basis. In the event that we determine that an individual agent balance is in question, we will record a provision in part or in whole for that agent’s balance. On an aggregate basis, we evaluate historical write-offs and premium growth rates to determine a general allowance.

Net Investment Income
      Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is primarily comprised of interest and dividend earned on these securities, net of related investment expenses.
      Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Net investment income increased to $14.5 million for the year ended December 31, 2005, compared to $10.0 million for the same period in 2004. The increase was the result of higher investments and cash balances, as well as higher investment yields. Due to an increase in our operating cash flows, the investment portfolio and cash increased to $366.4 million as of December 31, 2005, which is an increase of $51.4 million from December 31, 2004. Our average investment yield for 2005 was 4.6%, compared to 4.1% for the same period in 2004. On a tax equivalent yield basis, our yield increased to 5.2% in 2005 compared to 4.8% in 2004.
      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Net investment income increased to $10.0 million for the year ended December 31, 2004, compared to $6.5 million for the same period in 2003. The increase was due primarily to an increase in investments and cash, which was supplemented by a slight increase in investment yields. Investments and cash increased 82.5% to $312.4 million as of December 31, 2004 from $171.2 million as of December 31, 2003 as a direct result of the proceeds from the IPO and an increase in our operating cash flows. Our average investment yield for 2004 was 4.1%, compared to 4.0% for the same period in 2003.
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
      Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. During the year ended December 31, 2005, we incurred net realized losses of $326,000 on the sale and write down of securities compared to $50,000 in net realized gains for the year ended December 31, 2004. Included in the realized net losses in 2005 was $150,000 related to other-than-temporary impairments for two securities. There were no impairment losses in 2004.
      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. We realized net gains of $50,000 on the sale of securities for the year ended December 31, 2004 and $1.9 million for the same period in 2003. These gains included a realized loss of $87,000 related to adjustments for other-than-temporary impairment of securities for the year ended December 31, 2003 and no impairment losses in 2004.
Expenses

Losses and Loss Expenses
      Losses and loss expenses represent our largest expense item and include (1) payments made to settle claims, (2) estimates for future claim payments and changes in those estimates for current and prior periods, and (3) costs associated with settling claims. The items that influence the incurred losses and loss expenses for a given period include, but are not limited to, the following:

•	the number of exposures covered in the current year;

•	trends in claim frequency and claim severity;

•	changes in the cost of adjusting claims;

•	changes in the legal environment relating to coverage interpretation, theories of liability and jury determinations;

•	and the re-estimation of prior years’ reserves in the current year.
      We establish or adjust (for prior accident quarters) our best estimate of the ultimate incurred losses and loss expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity through quarterly internal actuarial analysis. As of December 31 of each year, we have an independent actuarial analysis performed of the adequacy of our reserves. Our estimate of ultimate loss and loss expenses is evaluated and re-evaluated by accident year and by major coverage grouping and changes in estimates are reflected in the period the additional information becomes known.
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

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Net incurred losses and loss expenses attributable to insured events of:
Current year	$112,946	78,015	53,961
Prior years:
Property/ casualty:
Casualty	7,384	12,842	22,190
Property	(2,388)	(3,244)	2,254
Other (including exited lines):
Commercial automobile	439	789	1,350
Workers compensation	(35)	664	1,249

Net incurred	$118,346	89,066	81,004

Net loss and loss expense ratio:
Current year	63.6%	52.5%	49.8%
Prior years	3.0	7.4	25.0

Net loss and loss expense ratio	66.6%	59.9%	74.8%

      Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Net loss and loss expenses increased to $118.3 million for the year ended December 31, 2005 compared to $89.1 for the year ended December 31, 2004, as discussed in more detail below. Net loss and loss expense ratios were 66.6% and 59.9% for the years ended December 31, 2005 and 2004, respectively.
      Our gross reserves for loss and loss expenses were $211.6 million and $153.2 million (before the effects of reinsurance) at December 31, 2005 and 2004, respectively. In 2005, we determined that the December 31, 2004 net reserve for losses and loss expenses of $123.8 (after the effects of reinsurance) was deficient by $5.4 million.
      Our reserve for losses and loss expenses (net of the effects of reinsurance) at December 31, 2005 by line was as follows:

Year Ended
December 31,
2005

(In thousands)
Property/ casualty:
Casualty	$142,451
Property	27,972
Other (including exited lines):
Commercial auto	936
Workers’ compensation	2,657
Landfill	183

Net reserves for losses and loss expenses	174,199
Plus reinsurance recoverables on unpaid losses at end of period	37,448

Gross reserves for losses and loss expenses	$211,647

      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Net loss and loss expenses increased to $89.1 million for the year ended December 31, 2004 from $81.0 million for the same period in 2003, as a result of the factors discussed below. Net loss and loss expense ratios for the year ended December 31, 2004 and 2003 were 59.9% and 74.8%, respectively.
      Our reserve for losses and loss expenses as of December 31, 2004 was $153.2 million (before the effects of reinsurance) and $123.8 million (after the effects of reinsurance) as of December 31, 2003, as estimated through our internal actuarial analysis. During 2004, we concluded, through our actuarial analysis, that the December 31, 2003 reserve for losses and loss expenses of $92.5 million (after the effects of reinsurance) was deficient by $11.1 million.
      Our reserve for losses and loss expenses (net of the effects of reinsurance) at December 31, 2004 by line was as follows:

Year Ended
December 31,
2004

(In thousands)
Property/ casualty:
Casualty	$102,430
Property	16,115
Other (including exited lines):
Commercial auto	1,780
Workers’ compensation	3,426

Net reserves for losses and loss expenses	123,751
Plus reinsurance recoverables on unpaid losses at end of period	29,485

Gross reserves for losses and loss expenses	$153,236

      An explanation of significant components of reserve development by segment (net of reinsurance unless otherwise indicated) for the years ended December 31, 2005, 2004 and 2003 is as follows:
      Casualty. Our changes in the reserve estimates related to prior accident years for the years ended December 31, 2005, 2004 and 2003 for the casualty lines resulted in increases in incurred losses and loss expenses of $7.4 million, $12.8 million, and $22.2 million respectively. A significant portion of our casualty reserves development relate to construction defect claims in certain states. See “Business — General.” Starting with California in December 2000, we began to exit contractors’ liability business written on an occurrence form. By the end of the first quarter of 2001, we had significantly reduced our contractors’ liability written on an occurrence form underwriting in all states, and completely eliminated contractors’ liability written on an occurrence form in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, New Jersey, North Carolina, Oregon, South Carolina and Washington. Reserves and claim frequency on this business may be impacted by decisions by California and other states’ courts affecting insurance law and tort law. They may also be impacted by legislation enacted in California. This legislation continues to impact claim severity, frequency and time to settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.
      During 2004, as a result of court decisions that further defined the legal environment in California, the Company decided to enhance its defense strategy in for certain types of construction defect claims. As a result, the Company revised the construction defect defense team by retaining appellate and new trial counsel and restaffing the in-house team responsible for management of the litigation. Once the new legal teams were established late in 2004 and into 2005, it was determined that there were certain cases that should be settled and the defense budgets for the remaining cases had to be revised to reflect the added resources, resulting in higher than expected loss and defense costs in 2005.
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
      Of our construction defect net loss and loss expense reserves at December 31, 2005, 52.6% was for incurred but not reported losses (which are referred to as IBNR) and 61.0% of our construction defect net loss and loss expense reserves at December 31, 2004 was for IBNR. As of December 31, 2005, we had 480 open claims relating to construction defects, compared to 566 open claims as of December 31, 2004. During 2005, 840 new claims were reported and 926 existing claims were settled or dismissed. Our net loss and loss expense reserves for construction defects as of December 31, 2005 were $17.7 million. The re-estimation of construction defect reserves primarily affected the 1996 and 1997 accident years and the 1999 to 2001 accident years.
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
      In addition, we have also experienced development above expectations on our non-construction defect casualty reserves for the 2000 to 2002 accident years that led to reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns.
      As of December 31, 2005, the projected loss and loss expense ratios, after the effects of reinsurance, for the casualty lines were 57.3%, 48.7% and 43.4% for accident periods 2005, 2004, and 2003, respectively.
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
      For claim liabilities other than construction defect, our internal actuaries apply multiple traditional actuarial techniques to compute loss and loss expense reserve estimates. Each technique produces a unique loss and loss expense reserve estimate for the line being analyzed. The set of techniques applied produces a range of loss and loss expense reserve estimates. From these estimates, the actuaries form a best estimate which considers the assumptions and factors that influence ultimate claim costs, including but not limited to those identified above. As of December 31, 2005, for casualty lines, other than construction defect claims, the low end of the range of techniques was 11.6% below the actuarial best estimate, and the high end of the range of techniques was 1.0% above the actuarial best estimate. These low and high loss and loss expense reserve estimates reflect the fact that the methodologies applied do not produce identical estimates, and these estimates do not constitute the range of all possible outcomes. It is important to note that actual claim costs will vary from the selected estimate, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated at this time.
      For construction defect claim liabilities, our internal actuaries apply one actuarial technique, under various sets of assumptions, which considers the factors that influence ultimate claim costs. The actuarial technique for construction defect claim liabilities includes several variables relating to the number of IBNR claims and the average cost per IBNR claim. In addition to computing best estimate parameter values for the actuarial projection, the actuaries also consider the impact on resulting IBNR related to reasonably foreseeable fluctuations in these variables, which is used to quantify a range of techniques of loss and loss expense reserves for construction defect. As of December 31, 2005, for construction defect claims the low end of the range of techniques was 16.1% below the actuarial best estimate and the high end of the range of techniques was 21.5% above the actuarial best estimate. These low and high loss and loss expense reserve estimates reflect the uncertainty in estimating the parameter values, and these estimates do not constitute the range of all possible outcomes. It is important to note that actual claim costs will vary from the selected estimate, perhaps by substantial amounts, due to the inherent variability of these types of claims, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated at this time.
      Property. Our changes in reserve estimates for the years ended December 31, 2005, 2004 and 2003 for the property lines resulted in (decreases) increases of ($2.4) million, ($3.2) million and $2.3 million, respectively. These amounts primarily relate to changes in the selected development patterns on multiple accident years, as the number of claims and claim severity were below expectations at December 31, 2004 and 2005 and exceeded expectations at December 31, 2003.
      As of December 31, 2005, the projected loss and loss expense ratios, after the effects of reinsurance, for the property lines were 77.8%, 54.5% and 47.7% for accident periods 2005, 2004 and 2003, respectively. Included in the 2005 accident year property loss ratio is 14.8% related to the 2005 fall hurricane season.
      Our internal actuaries apply multiple actuarial techniques utilizing the same factors discussed above under “Casualty” to compute loss and loss expense reserve estimates for property claim liabilities. Each technique produces a unique loss and loss expense reserve estimate for the line being analyzed. The set of techniques applied produces a range of loss and loss expense reserve estimates. From these estimates, the actuaries form a best estimate that considers assumptions and factors, as discussed above, that influence ultimate claim costs. As of December 31, 2005, for property lines the low end of the range of techniques was 22.6% below the actuarial best estimate and the high end of the range of techniques was 3.0% above the actuarial best estimate. These low and high loss and loss expense reserve estimates reflect the fact that the methodologies applied do not produce identical estimates, and these estimates do not constitute the range of all possible outcomes. It is important to note that actual claim costs will vary from the selected estimate, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated at this time.

Other (Including Exited Lines)
      We began writing commercial automobile/trucking coverage for commercial vehicles and trucks in 1997. In 2000, we exited the commercial automobile line of business due to unsatisfactory underwriting results. At December 31, 2005 and 2004, all of our net loss and loss expense reserves related to commercial automobile was for case reserves. As of December 31, 2005, we had 21 open claims relating to commercial automobile, compared to 38 open claims as of December 31, 2004. During 2005, two new claims were reported and 19 existing claims were settled or dismissed. Our net loss and loss expense reserves for commercial automobile as of December 31, 2005 were $936,000.
      We offered workers’ compensation coverage from 1997 through January 2002. We exited this line of business beginning January 1, 2002 due to unsatisfactory underwriting results and the lack of availability of acceptable reinsurance. Until July 2000, we purchased 100% quota share reinsurance on this book of business. Beginning in 2000, we started to retain some risk. No new policies have been written since the first quarter of 2002. Of our net loss and loss expense reserves at December 31, 2005, 57.6% related to workers’ compensation claims IBNR, and 49.8% of our net loss and loss expense reserves at December 31, 2004 was for workers’ compensation IBNR. As of December 31, 2005, we had 199 open claims relating to workers’ compensation compared to 257 open claims as of December 31, 2004. During 2005, 11 new claims were reported, and 69 existing claims were settled or dismissed. Our net loss and loss expense reserves for workers’ compensation as of December 31, 2004 were $2.7 million.
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

Operating Expenses
      Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$42,935	33,872	25,237
Other operating expenses	14,265	13,292	11,757
Severance expense	793	250	—

ADAC and other operating expenses	57,993	47,414	36,994
Interest expense on the redemption of Class B shares	—	518	—
Interest expense	1,873	1,498	1,548

Total operating expenses	$59,866	49,430	38,542

Expense ratio:
ADAC	24.2%	22.8%	23.3%
Other operating expenses	8.0	8.9	10.9
Severance expense	0.4	0.2	—

Total expense ratio(1)	32.6%	31.9%	34.2%

(1)	Interest expense is not included in the calculation of the expense ratio.
      Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Operating expenses increased to $59.9 million for the year ended December 31, 2005 from $49.4 million for the comparable period in 2004. The majority of the increase was due $9.1 million in additional amortization of deferred policy acquisition costs that is a direct result of the growth in our overall book of business. In addition, included in the ADAC expense for 2004 was an offset of $655,000 of reductions to amortization expense that related to the termination of an inter-company pooling agreement and the implementation of the loss portfolio transfers that occurred on January 1, 2004.
      Other operating expenses also increased by 7.3% as a direct result of our first year of expenses related to compliance with Sarbanes Oxley Section 404. In addition, interest expense increased from $1.5 million in 2004 to $1.9 million in 2005. This increase is a direct result of the increase in interest rates on our long-term debt.
      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Operating expenses increased $10.9 million, or 28.2%, to $49.4 million in 2004 from $38.5 million for the same period in 2003. The increase was primarily attributable to an $8.6 million increase in amortized deferred policy acquisition costs, including commission expenses, associated with the increase in the volume of insurance written and other increases to support future growth. For the year ended December 31, 2004, the increase is offset by $655,000 of reductions to amortization expense that related to the termination of the inter-company pooling agreement and the implementation of the loss portfolio transfers that occurred on January 1, 2004.
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
Income Taxes
      We have historically filed a consolidated federal income tax return that has included all of our subsidiaries. However, Evergreen filed a separate federal income tax return in 2003. The statutory rate used in calculating our tax provision was 35.0% in 2005, 2004 and 2003. Income tax expense (benefit) differed from the amounts computed at the statutory rate as demonstrated in the following table:

	Years Ended December 31,

	2005	2004	2003

Federal income tax expense at statutory rate	35.00%	35.00%	35.00%
(Decrease) increase attributable to:
Nontaxable interest income	(9.77)	(2.82)	0.07
Dividend received deduction net of proration	(0.33)	(0.12)	5.63
Difference between the book and tax basis of Evergreen	—	—	9.33
Other nontaxable income	(0.32)	(0.04)	1.00
Other	—	0.40	(0.46)

Total	24.58%	32.42%	50.57%

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

      Century is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century may pay dividends to ProCentury without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Century to ProCentury during 2006 is $12.1 million. Century paid ordinary dividends of $2.5 million in 2005, $6.0 million in 2004, and $3.0 million in 2003. In addition, Century paid $3.1 million of extraordinary dividend in 2004 related to the dividend distribution of Evergreen. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.
      Century is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2005, the statutory surplus of Century was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2005 was $121.8 million and the authorized control level was $33.6 million.

Year ended December 31, 2005 compared to Year ended December 31, 2004
      Consolidated net cash provided by operating activities was $63.7 million for the year ended December 31, 2005, compared to $81.0 million for the year ended December 31, 2004. This decrease was primarily attributable to the decrease in receivable from subsidiary available-for-sale that was received in 2004. No such amounts were received in 2005.
      Net cash used by investing activities was $64.6 million for the year ended December 31, 2005, compared to $141.5 million for the year ended December 31, 2004. The net cash used by investing activities was higher in 2004 because the proceeds from the IPO were used to purchase fixed maturities and equity securities.
      Net cash used by financing activities was $1.1 million for the year ended December 31, 2005, compared to net cash provided by financing activities of $62.0 million for the year ended December 31, 2004. This fluctuation was attributable to the 2004 proceeds from the issuance of common shares related to the IPO, which was partially offset by the redemption of Class B shares and principal payment on long-term debt in 2004.

Year ended December 31, 2004 compared to Year ended December 31, 2003
      Consolidated net cash provided by operating activities was $81.0 million for the year ended December 31, 2004, compared to $34.3 million for the year ended December 31, 2003. This increase was primarily attributable to the increase in our total premium and investment income growth and payments received from Evergreen and Continental related to the settlement of the termination of the intercompany pooling agreement and the loss portfolio transfers during 2004.
      Net cash used by investing activities was $141.5 million for the year ended December 31, 2004, compared to $52.0 million for the year ended December 31, 2003. This increase was primarily attributable to the proceeds from the IPO and improved operating cash flows noted above that were used to purchase fixed maturities and equity securities.
      Net cash provided by financing activities was $62.0 million for the year ended December 31, 2004, compared to $16.2 million for the year ended December 31, 2003. This increase was primarily attributable to the 2004 proceeds from the issuance of common shares related to the current year IPO, which was partially offset by the redemption of Class B shares and principal payment on long-term debt in 2004.
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
      The following table summarizes information about our contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2005 were as follows:

	Payments Due by Years

	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Long Term Debt:
Debt issues to a related party trust(1)(2)	$2,128	2,128	2,128	2,128	2,128	72,246	82,886
Loss and loss expense payments, net of the effects of reinsurance(3)	65,623	42,457	31,296	15,363	7,697	11,763	174,199
Operating leases on facilities	978	998	1,018	734	594	1,745	6,067
Other operating leases	245	245	181	15	4	—	690

Total contractual obligations	$68,974	45,828	34,623	18,240	10,423	85,754	263,842

(1)	Amounts include interest payments associated with these obligations using applicable interest rates as of December 31, 2005.

(2)	In connection with the adoption of FIN 46R, ProCentury has deconsolidated the trusts established in connection with the issuance of trust preferred securities effective December 31, 2003. As a result, ProCentury reports as a component of long term debt the junior subordinated debentures payable by ProCentury to the trusts. See Note 8(b) to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)	The timing for payment of our estimated losses, net of the effects of reinsurance is determined by periods based on our historical claims payment experience. Due to the uncertainty in estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above.
      Line of Credit. ProCentury has a $5.0 million line of credit. Interest on the note is payable quarterly and is based on a floating rate of LIBOR plus 2.5%. The note matures on September 8, 2006. Under the terms of the line of credit, 100% of the common shares of Century are pledged as collateral. In April 2005, we made a $2.3 million draw on the line of credit for general corporate purposes. The $2.3 million draw was paid off on May 17, 2005. Interest paid on the line of credit was $5,000. Due to the late filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, we became non-compliant with the debt covenants in its line of credit. On September 7, 2005, we received a waiver from the bank and now have the ability to draw on the line of credit. We do not have any borrowings outstanding under the line of credit at December 31, 2005.
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
      Given our historical cash flow, we believe cash flow from operating activities in 2006 will provide sufficient liquidity for our operations, as well as to satisfy debt service obligations and to pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we can give no assurance in this regard.

Investment Portfolio
      Our investment strategy is designed to capitalize on our ability to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted return. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The majority of our fixed-maturity portfolio is rated investment grade to protect investments. Our investment portfolio is managed by three outside independent investment managers that operate under investment guidelines approved by Century’s investment committee. Century’s investment committee meets at least quarterly and reports to ProCentury’s board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. In limited circumstances, we will invest in non-investment grade fixed maturity securities that have an appropriate risk adjusted return, subject to satisfactory credit analysis performed by us and our investment managers. Our cash and investment portfolio totaled $366.4 million as of December 31, 2005 and is summarized by type of investment as follows:

		Percent of
	Amount	Portfolio

	(Dollars in thousands)
Fixed-maturity:
U.S. Treasury securities	$3,725	1.0%
Agencies not backed by the full faith and credit by the U.S. Government	15,335	4.2
Corporate securities	35,853	9.8
Mortgage-backed securities	40,061	10.9
Asset-backed securities	39,152	10.7
Collateralized mortgage obligations	27,352	7.5
Obligations of states and political subdivisions	142,282	38.8

Total fixed-maturity	303,760	82.9

Cash and short-term investments	17,857	4.9

Equity securities:
Bond mutual funds	17,852	4.9
Preferred shares	22,337	6.1
Common shares	4,604	1.2

Total equity securities	44,793	12.2

Total	$366,410	100.0%

      At December 31, 2005, our fixed-maturity portfolio of $303.8 million represented 82.9% of the carrying value of our total of cash and investments. Standard & Poor’s Rating Services (“Standard & Poor’s”) or Moody’s Investors Service, Inc. (“Moody’s”) rated 89.3% of these securities “A” or better. Equity securities, which consist of preferred and common shares and bond mutual funds, totaled $44.8 million or 12.2% of total cash and investments. The following is a summary of the credit quality of the fixed-maturity portfolio at December 31, 2005:

“AAA”	69.0%
“AA”	14.2
“A”	6.1
“BBB”	2.8
Below “BBB”	7.9

Total	100.0%

      At December 31, 2005, our investment portfolio contained corporate fixed-maturity and corporate equity securities with a fair value of $58.2 million. The following is a summary of these securities by industry segment at December 31, 2005:

Financial	60.3%
Consumer, non-cyclical	13.3
Utilities	8.0
Energy	2.7
Industrial	6.9
Consumer, cyclical	2.2
Communications	4.6
Basic materials	1.8
Governments	0.2

Total	100.0%

      At December 31, 2005, the investment portfolio contained $106.6 million of mortgage-backed, asset-backed and collateralized mortgage obligations. Of these securities, 79.8% were rated “AA” or better and 78.7% were rated “AAA” by Standard & Poor’s or the equivalent rating by Moody’s. These securities are publicly registered and had fair values obtained from independent pricing services. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. We had no derivative financial instruments, real estate or mortgages in the investment portfolio at December 31, 2005.
      Under our accounting policy for equity securities and fixed-maturity securities an impairment is deemed to be other-than-temporary unless we have both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur within a reasonable period of time.
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
      Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), FASB Emerging Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” requires the Company to periodically update its best estimate of cash flows over the life of the security. If management determines that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other –than-temporary impairment is recognized.
      Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment. For the year ended December 31, 2005, two fixed maturity securities were written down in the aggregate amount of $150,000, which was included as a realized loss in the consolidated statement of operations. No other-than-temporary declines were realized in the year ended December 31, 2004. For the year ended December 31, 2003 one fixed maturity security was written down in the amount of $87,000, which was included as a realized loss in the consolidated statement of operations.

      The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows.

	December 31, 2005

	Less Than 12 Months		12 Months or Longer		Total

	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Fixed maturity securities:
U.S. Treasury securities	$2,097	(18)	1,329	(35)	3,426	(53)
Agencies not backed by the full faith and credit of the U.S. Government	6,497	(44)	7,604	(186)	14,101	(230)
Obligations of states and political subdivisions	73,534	(538)	30,571	(499)	104,105	(1,037)
Corporate securities	15,042	(357)	15,158	(519)	30,200	(876)
Mortgage-backed securities	33,314	(680)	6,208	(200)	39,522	(880)
Collateralized mortgage obligations	17,004	(358)	9,055	(248)	26,059	(606)
Asset-backed securities	18,521	(393)	7,821	(242)	26,342	(635)

Total	166,009	(2,388)	77,746	(1,929)	243,755	(4,317)

Equities:
Equity securities	10,523	(490)	3,873	(305)	14,396	(795)
Bond mutual funds	8,305	(390)	9,095	(289)	17,400	(679)

Total	18,828	(880)	12,968	(594)	31,796	(1,474)

Grand Total	$184,837	(3,268)	90,714	(2,523)	275,551	(5,791)

      At December 31, 2005, the Company had 104 fixed income securities and 10 equity securities that have been in an unrealized loss position for one year or longer. Of the fixed income securities, 103 are investment grade, of which 101 of these securities are rated A1/ A or better (including 70 securities which are rated AAA). The one remaining non-investment grade fixed income security is rated BB- and has a fair value equal to 99.8% of its book value as of December 31, 2005. One of the equity securities that has been in an unrealized loss position for one year or longer relates to a closed end preferred stock fund, which continues to pay its regular dividend on a monthly basis and has an underlying net asset value per share that exceeds its price per share as of December 31, 2005. One of the equity securities relates to an investment in an open end, high quality short duration bond fund, of which the underlying assets are all rated AAA. Finally, the eight remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved financial performance during 2005. In addition, these eight equity securities have an aggregate fair market value of equal to 95.7% of their book value as of December 31, 2005. All one hundred and four of the fixed income securities are current on interest and principal and all ten of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes the declines are temporary and are not indicative of other-than-temporary impairments.
Quantitative and Qualitative Disclosures about Market Risk
      Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, equity price risk and interest rate risk.

      Credit Risk. Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We attempt to address this risk by investing in fixed-maturity securities that are either investment grade, which are those bonds rated “BBB-” or higher by Standard & Poor’s or securities that although not investment grade, meet our credit requirements and targeted risk adjusted return. We also independently and through our outside independent investment managers, monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio. We utilize a rating change report, a rating watch report and a focus list as part of this process. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer.
      Equity Price Risk. Equity price risk is the potential that we will incur economic loss due to decline in common stock prices. We attempt to manage this risk by focusing on a long-term, conservative, value oriented, dividend driven investment philosophy for our equity portfolio. The equity securities in our portfolio are primarily mid-to-large capitalization issues with strong dividend performance. Our strategy remains one of value investing, with security selection taking precedence over market timing. We also employ stringent diversification rules that limit our exposure to any individual stock.
      Interest Rate Risk. We had fixed-maturity, preferred shares and bond mutual fund investments with a fair value of $343.9 million at December 31, 2005 that are subject to interest rate risk. We attempt to manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.
      The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-maturity, preferred share and bond mutual fund investments to selected hypothetical changes in interest rates at December 31, 2005. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of the fixed-maturity, preferred share and bond mutual fund portfolio and shareholders’ equity.

			Hypothetical Percentage
			Increase (Decrease) in
		Estimated
	Estimated	Change in	Fair	Shareholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Value	Equity

200 basis point increase	$312,767	(31,171)	(9.1)%	(25.7)%
100 basis point increase	328,237	(15,702)	(4.6)%	(13.0)%
No change	343,939	—	—	—
100 basis point decrease	359,553	15,614	4.5%	12.9%
200 basis point decrease	374,847	30,908	9.0%	25.5%
Accounting Standards
      See note 1 of notes to our consolidated financial statements for a discussion of recently issued accounting pronouncements.

Item 7A.	Quanitative and Qualitative Disclosures about Market Risk
      The information required by Item 7A is included in Item 7 on pages — of this report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
ProCentury Corporation:
      We have audited the accompanying consolidated balance sheets of ProCentury Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
March 15, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
ProCentury Corporation:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting contained in Item 9A, Controls and Procedures, of ProCentury Corporation and subsidiaries’ (the Company) 2005 Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that ProCentury Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProCentury Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
March 15, 2006

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

	(In thousands)
ASSETS
Investments:
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2005, $306,237; 2004, $262,470)	$302,632	263,401
Held-to-maturity, at amortized cost (fair value 2005, $1,118; 2004, $1,156)	1,128	1,142
Equities (available-for-sale):
Equity securities, at fair value (cost 2005, $27,521; 2004, $17,944)	26,941	18,228
Bond mutual funds, at fair value (cost 2005, $18,516; 2004, $18,943)	17,852	18,921
Short-term investments, at amortized cost	12,229	5,584

Total investments	360,782	307,276
Cash	5,628	7,732
Premiums in course of collection, net	14,849	10,696
Deferred policy acquisition costs	20,649	17,411
Prepaid reinsurance premiums	10,989	9,382
Reinsurance recoverable on paid losses, net	6,422	3,897
Reinsurance recoverable on unpaid losses, net	37,448	29,485
Deferred federal income tax asset	9,151	5,442
Other assets	8,227	3,606

Total assets	$474,145	394,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss expense reserves	$211,647	153,236
Unearned premiums	95,631	82,135
Long term debt	25,000	25,000
Accrued expenses and other liabilities	6,893	6,703
Reinsurance balances payable	2,572	2,348
Collateral held	11,014	7,008
Federal income taxes payable	185	3,260

Total liabilities	$352,942	279,690

Shareholders’ equity:
Common stock, without par value:
Common shares — issued and outstanding 13,211,019 shares at December 31, 2005 and 13,155,995 shares issued and outstanding at December 31, 2004	$—	—
Additional paid-in capital	100,202	100,110
Retained earnings	24,846	15,727
Unearned share compensation	(695)	(1,420)
Accumulated other comprehensive (loss) income, net of taxes	(3,150)	820

Total shareholders’ equity	121,203	115,237

Total liabilities and shareholders’ equity	$474,145	394,927

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Consolidated Statements of Operations
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands, except per share data)
Premiums earned	$177,630	148,702	108,294
Net investment income	14,487	10,048	6,499
Net realized investment (losses) gains	(326)	50	1,932

Total revenues	191,791	158,800	116,725

Losses and loss expenses	118,346	89,066	81,004
Amortization of deferred policy acquisition costs	42,935	33,872	25,237
Other operating expenses	14,265	13,292	11,757
Severance expense	793	250	—
Interest expense	1,873	1,498	1,548
Interest expense on the redemption of Class B shares	—	518	—

Total expenses	178,212	138,496	119,546

Income (loss) before loss on sale of minority interest in subsidiary, net	13,579	20,304	(2,821)
Loss on sale of minority interest in subsidiary, net of transaction fees	—	—	(503)

Income (loss) before minority interest and income tax	13,579	20,304	(3,324)
Minority interest	—	—	(409)
Income tax expense (benefit)	3,338	6,583	(1,681)

Net income (loss) before discontinued operations	10,241	13,721	(1,234)
Discontinued operations, net of tax	—	1,259	1,548

Net income	$10,241	14,980	314

Basic net income per share:
Net income (loss) before discontinued operations	$0.78	1.29	(0.25)
Discontinued operations, net of tax	—	0.12	0.31

Net income	$0.78	1.41	0.06

Diluted net income per share:
Net income (loss) before discontinued operations	$0.78	1.29	(0.25)
Discontinued operations, net of tax	—	0.12	0.31

Net income	$0.78	1.41	0.06

Weighted average of shares outstanding — basic	13,060,509	10,623,645	5,000,532

Weighted average of shares outstanding — diluted	13,129,425	10,653,316	5,000,532

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
SHAREHOLDERS’ EQUITY
Capital stock:
Beginning of year	$—	—	—
Stock issued	—	—	—

End of year	—	—	—

Additional paid-in capital:
Beginning of year	100,110	26,866	26,460
Issuance of common shares	—	77,931	—
Issuance costs	—	(1,298)	—
Redemption of Class B shares	—	(5,000)	—
Share compensation under employee share based award plans	92	1,611	—
Gain on sale of minority interest in subsidiary, net of tax	—	—	406

End of year	100,202	100,110	26,866

Retained earnings:
Beginning of year	15,727	8,297	7,983
Net income	10,241	14,980	314
Dividend of subsidiary available for sale	—	(7,025)	—
Dividends declared ($0.085/share for 2005 and $0.04/share for 2004)	(1,122)	(525)	—

End of year	24,846	15,727	8,297

Unearned share compensation:
Beginning of year	(1,420)	—	—
Shares issued under share compensation plans	—	(1,611)	—
Vesting of restricted shares	324	191	—
Shares forfeited under share compensation plans	401	—	—

End of year	(695)	(1,420)	—

Accumulated other comprehensive (loss) income, net of taxes:
Beginning of year	820	1,234	1,953
Unrealized holding (losses) gains arising during the period, net of reclassification adjustment	(3,970)	144	(562)
Unrealized holding losses arising during the period, discontinued operations	—	—	(157)
Dividend of subsidiary available for sale	—	(558)	—

End of year	(3,150)	820	1,234

Total shareholders’ equity	$121,203	115,237	36,397

COMPREHENSIVE INCOME
Net income	$10,241	14,980	314
Other comprehensive income (loss):
Unrealized (losses) gains arising during the period:
Unrealized holding (losses) gains arising during the period:
Gross	(6,368)	298	1,054
Related federal income tax benefit (expense)	2,186	(121)	(360)

Net unrealized (losses) gains	(4,182)	177	694

Reclassification adjustment for (losses) gains included in net income Gross	(326)	50	1,932
Related federal income tax benefit (expense)	114	(18)	(676)

Net reclassification adjustment	(212)	32	1,256

Other comprehensive (loss) income	(3,970)	144	(562)
Other comprehensive loss, discontinued operations	—	(558)	(157)

Total other comprehensive loss	(3,970)	(414)	(719)

Total comprehensive income (loss)	$6,271	14,566	(405)

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Cash flows provided by operating activities:
Net income	$10,241	14,980	314
Adjustments:
Deferred retroactive reinsurance gain	—	—	(2,506)
Minority interest	—	—	(409)
Net realized investment losses (gains)	326	(50)	(1,932)
Gain on the sale of minority interest in subsidiary	—	—	(313)
Deferred federal income tax benefit	(1,781)	(2,512)	(3,205)
Federal income tax expense included in additional paid-in capital		—	(1,418)
Discontinued operations	—	(1,259)	(1,548)
Share compensation under employee share based award plans	817	191	—
Changes in assets and liabilities:
Premiums in course of collection, net	(4,153)	(1,525)	(10,224)
Deferred policy acquisition costs	(3,238)	(5,697)	(5,441)
Prepaid reinsurance premiums	(1,607)	(2,682)	389
Reinsurance recoverable on paid, unpaid losses, and retroactive, net	(10,488)	8,660	7,160
Federal income taxes payable	(3,075)	1,196	1,165
Losses and loss expense reserves	58,411	24,000	38,381
Unearned premiums	13,496	19,996	23,164
Collateral held	4,006	1,292	1,509
Funds held under retroactive reinsurance contract	—	—	(11,089)
Receivable from subsidiary available for sale	—	26,687	(12,034)
Discontinued operations	—	—	14,032
Other, net	702	(2,303)	(1,647)

Net cash provided by operating activities	63,657	80,974	34,348

Cash flows used in investing activities:
Purchases of equity securities	(55,903)	(60,755)	(114,454)
Purchase of fixed maturity securities available-for-sale	(120,162)	(193,030)	(129,094)
Purchase of fixed maturity securities held-to-maturity	—	—	(1,069)
Proceeds from sales of equity securities	46,246	48,797	111,206
Proceeds from sales and maturities of fixed maturities available-for-sale	75,139	49,807	93,232
Proceeds from maturities of fixed maturities held-to-maturity	—	325	1,100
Acquisition, net of cash acquired	(1,041)	—	—
Net proceeds from (purchases) sale of short-term investments	(6,645)	12,060	(3,312)
Changes in receivable/payable for securities	(2,273)	1,250	308
Discontinued operations	—	—	(9,909)

Net cash used in investing activities	(64,639)	(141,546)	(51,992)

Cash flows (used) provided by financing activities:
Proceeds from issuance of common stock	—	77,931	—
Issuance costs	—	(1,298)	—
Proceeds from the issuance of Trust Preferred Securities	—	—	10,000
Redemption of Class B shares	—	(5,000)	—
Principal payment on long term debt	—	(9,133)	(680)
Dividend paid to shareholders	(1,122)	(525)	—
Draw on line of credit	2,300	—	—
Principal payment on line of credit	(2,300)	—	—
Gain on sale of minority interest in subsidiary	—	—	(625)
Discontinued operations	—	—	7,500

Net cash (used) provided by financing activities	(1,122)	61,975	16,195
(Decrease) increase in cash and cash equivalents	(2,104)	1,403	(1,449)
Cash and equivalents at beginning of year	7,732	6,329	7,778

Cash and equivalents at end of year	$5,628	7,732	6,329

Supplemental disclosure of cash flow information:
Interest paid	$1,873	1,632	1,521

Federal income taxes paid	$8,194	7,900	3,540

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
      On April 26, 2004, the Company issued 8,000,000 common shares in an initial public offering (the “IPO”) and received net proceeds (before expenses) of $77.9 million, based on an initial public offering price of $10.50. The following transactions occurred in connection with the IPO:

•	Immediately prior to the completion of the IPO, each outstanding Class A common share was converted into 500 common shares. After the conversion, but prior to the completion of the IPO, the Company had 4,999,995 Class A common shares outstanding. The share conversion is reflected for all periods presented;

•	Immediately prior to the completion of the IPO, the common shares of Evergreen were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders;

•	The Company issued 8,000,000 common shares and received net proceeds (before expenses) of $77.9 million;

•	The Company granted 101,200 restricted common shares and 364,000 stock options to certain employees of ProCentury;

•	The Company repaid $8.7 million of bank indebtedness outstanding at the closing of the IPO;

•	The Company redeemed all of its outstanding Class B common shares for an aggregate redemption price of $5.0 million and recorded interest expense of $518,000 in connection with the redemption; and

•	The Company amended its articles of incorporation to eliminate the authority to issue Class B and Class C common shares.
      In addition, on August 5, 2004 and March 22, 2005 the Company issued 54,800 and 55,024, respectively of restricted common shares to certain executives of ProCentury.
      The Company issued 6,000 and 12,000 options to the Board of Directors on March 22, 2005 and June 1, 2005, respectively.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      On June 1, 2005, Century acquired 100% of the outstanding shares of the Fireman’s Fund of Texas (FFTX) for $5.9 million. FFTX is a Texas domiciled property and casualty company licensed in Texas, Oklahoma and California. On August 16, 2005, FFTX was renamed ProCentury Insurance Company.
      In December of 2005, the Company’s board of directors approved a $10.0 million share repurchase plan. As of December 31, 2005, no shares have been repurchased under this plan.
      Century markets and underwrites general liability, commercial property, multi-peril, garage liability and limited bonding coverages to commercial and individual customers through independent and affiliated agents throughout the United States. The Company writes business on both an admitted and nonadmitted basis in 48 states and the District of Columbia, on an admitted basis only in five states and on a nonadmitted basis only in 42 states and the District of Columbia. Century competes with other property and casualty insurance companies and is subject to the regulations of certain state and federal agencies and undergoes periodic financial examinations by those regulatory authorities.
      Following is a description of the most significant risks facing the Company and how the Company attempts to mitigates those risks:

•	Legal/ Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will occur and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those recorded in the consolidated financial statements. Management attempts to reduce this risk by underwriting and loss adjusting practices that identify and minimize the adverse impact of these risks.

•	Credit Risk is the risk that issuers of securities owned by the Company will default or other parties, including reinsurers that owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy and by maintaining reinsurance and credit and collection policies.

•	Interest Rate Risk is the risk that interest rates will change and cause a change in the value of an insurer’s investments. The Company attempts to mitigate this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer may have to sell assets prior to maturity and recognize a gain or loss.

•	Ratings Risk is the risk that rating agencies change their outlook or rating of Century. The rating agencies generally utilize proprietary capital adequacy models in the process of establishing ratings for Century. Century is at risk to changes in these models and the impact that changes in the underlying business that it is engaged in can have on such models. To help mitigate this risk, Century maintains regular communications with the rating agencies and evaluates the impact of significant transactions on such capital adequacy models and considers the same in the design of transactions to minimize the adverse impact of this risk.

•	Significant Business Concentrations: As of December 31, 2005, the Company did not have a material concentration of financial instruments in a single investee or geographic location. Also, the Company did not have a concentration of business transactions with a particular distribution source, a market or geographic area in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position. The Company did, however, have a concentration of business transactions with a particular customer. See Note 12(d).

•	Reinsurance: The Company has entered into reinsurance contracts to cede a portion of its business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)

claims, and certain other amounts, which totaled $52.3 million as of December 31, 2005. The ceding of risk does not discharge the original insurer from its primary obligation to the contract holder. The Company is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize the Company’s exposure to the insolvency of its reinsurers, the Company evaluates the acceptability and reviews the financial condition of each reinsurer annually. The Company generally uses only those reinsurers that have an A.M. Best rating of “A-” (excellent) or better and that have at least $500 million in policyholders’ surplus, or Lloyds of London syndicates that have an A.M. Best rating of “A-” (excellent) or better. See Note 5.

•	Catastrophe Exposures: Certain insurance coverages that the Company writes includes exposure to catastrophic events such as hurricanes, tornados, hail storms, winter storms and freezing. As a result, a single catastrophe occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus of our insurance subsidiaries. The Company attempts to mitigate this risk by excluding wind peril on non-mobile properties in Florida and within two counties of the Gulf of Mexico and eastern seaboard. In addition, the Company maintains a property catastrophe reinsurance treaty to mitigate future potential catastrophe loss exposure. The property catastrophe reinsurance coverage in 2005 provided coverage of up to 95% of a loss of $16.0 million in excess of the Company’s loss retention of $4.0 million per occurrence.

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
      Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss expense reserves, the recoverability of deferred policy acquisition costs, the determination of federal income taxes, the net realizable value of reinsurance recoverables, and the determination of other-than-temporary declines in the fair value of investments. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

(c)	Consolidation Policy
      The consolidated financial statements include the accounts of ProCentury and its wholly owned subsidiaries.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      In 2003 the Company owned a controlling interest of Evergreen and therefore, consolidated 100% of Evergreen’s assets, liabilities, revenues, and expenses, with reductions on the balance sheets and statements of operations for the minority shareholders’ proportionate interest in Evergreen’s equity and earnings (see Note 3). As of the IPO, Evergreen is no longer a subsidiary of the Company (see Note 1(a)).
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
      Under the Company’s accounting policy for equity securities and fixed-maturity securities, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time.
      For other fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; management’s intent to hold or dispose of the security; and current economic conditions.
      Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), FASB Emerging Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, requires the Company to periodically update its best estimate of cash flows over the life of the security. If management determines that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering timing and amount, then an other — than-temporary impairment is recognized.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment and are included in realized gains (losses) in the accompanying Consolidated Statements of Operations.
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
      Premiums in course of collection include amounts due from agents and amounts relating to assumed reinsurance. These balances are stated net of certain commission payable amounts, prepaid agents’ balances, and allowance for uncollectible premiums in course of collection. The Company evaluates the collectibility of premiums in course of collection based on a combination of factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific allowance for bad debt against amounts due is recorded to reduce the net receivable to the amount believed to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due using the Company’s historical experience of write-offs. The allowance for uncollectible premiums in course of collection was $58,000 and $79,000, at December 31, 2005 and 2004, respectively.

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

(h)	Collateral
      The Company records policies that have fully funded limits as deposit type contracts as they are not considered to transfer insurance risk.

(i)	Deferred Policy Acquisition Costs
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
Notes to Consolidated Financial Statements — (Continued)
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

(j)	Reinsurance Ceded
      In the ordinary course of business, Century reinsures certain risks, generally on an excess-of-loss basis, with other insurance companies which primarily are rated “A” or higher by A.M. Best. Such reinsurance arrangements serve to limit the Company’s maximum loss.
      Reinsurance does not discharge the Company from its primary liability to policyholders, and to the extent that a reinsurer is unable to meet its obligations, the Company would be liable.
      Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts. Reinsurance recoverables on paid and unpaid losses, net, are established for the portion of our loss and loss expense reserves that are ceded to reinsurers and are reported separately as assets, net of any valuation allowance. Reinsurance recoverables on paid and unpaid losses are accounted for and reported separately as assets, net of any valuation allowance, while ceded premiums payable are reported separately as liabilities. Reinsurance premiums paid and reinsurance recoveries on claims incurred are deducted from the respective revenue and expense accounts. The estimated valuation allowance on reinsurance recoverables on paid losses at December 31, 2005 and 2004 was $1.3 million.

(k)	Intangibles and Goodwill
      On June 1, 2005, Century acquired 100% of the outstanding shares of the Fireman’s Fund of Texas (FFTX) for $5.9 million. FFTX is a Texas domiciled property and casualty company licensed in Texas, Oklahoma and California. The acquisition is part of the Company’s long-term plan to develop business that requires admitted status, as well as its continued focus on growing its excess and surplus lines business. On August 16, 2005, FFTX was renamed ProCentury Insurance Company. The total purchase price of the acquisition was allocated to the assets and the liabilities acquired based upon the respective fair values as of the date of acquisition. Intangible assets included in the purchase were valued at $375,000. The excess of the fair value of the net identifiable assets acquired over the purchase price was $240,000 and was recorded as non-deductible goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. The indefinite-life intangible assets and goodwill are included in other assets in the Consolidated Balance Sheets.

(l)	Federal Income Taxes
      ProCentury and its subsidiaries file a consolidated federal income tax return in accordance with a tax sharing agreement. Each entity within the consolidated group pays its share of federal income taxes primarily based on separate return calculations. ProCentury’s tax sharing agreement with its subsidiaries allowed it to make certain code elections in its consolidated federal tax return. In the event such code elections are made, any benefit or liability is the responsibility of ProCentury and is not accrued or paid by the subsidiary.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
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
      The Company utilizes the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts which are more likely than not to be realized.

(m)	Net Income Per Share
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
      Pursuant to disclosure requirements contained in SFAS No. 128, Earnings per Share, the following information represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the Company’s consolidated financial statements.

	For the Year Ended December 31, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands except per share data)
Basic Net Income Per Share
Net income before discontinued operations	$10,241	13,060,509	0.78
Effect of Dilutive Securities
Restricted common shares	—	68,916	—

Diluted EPS
Net income before discontinued
operations	$10,241	13,129,425	0.78

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands except per share data)
Basic Net Income Per Share
Net income before discontinued
operations	$13,721	10,623,645	1.29
Effect of Dilutive Securities
Restricted common shares	—	29,671	—

Diluted EPS
Net income before discontinued
operations	$13,721	10,653,316	1.29

      Diluted EPS is the same as Basic EPS for the year ended December 31, 2003 because the Company had no common share equivalents granted during that period.

(n)	Comprehensive Income
      Comprehensive income encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income and changes in net unrealized investment gains and losses on fixed maturity investments classified as available-for-sale and equity securities, net of taxes.

(o)	Fair Value Disclosures
      The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

•	Cash and short-term investments — The carrying amounts reported approximate their fair value.

•	Investment securities — Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. Fair values for equity securities, consisting of preferred and common stocks and bond mutual funds, are based on quoted market prices or independent pricing services. Fair value disclosures for investments are included in Note 2.

•	Other — The carrying amounts reported for premiums in the course of collection, reinsurance recoverables, accrued investment income, and other assets approximate their fair value. The Company’s long term debt, accrued expenses and other liabilities, collateral, and reinsurance balances payable are either short term in nature or based on current market price, which also approximates fair value.

(p)	Share Based Compensation
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
Notes to Consolidated Financial Statements — (Continued)
Disclosure; an amendment of FASB Statement No. 123. This disclosure requires pro forma net income and earnings per share information, which is calculated assuming the Company has accounted for its stock option plans under the “fair value method” described in SFAS No. 123 and SFAS No. 148.
      If the Company recorded compensation expense for its share option grants based on the “fair value method,” the Company’s net income and earnings per share would have been adjusted to the pro forma amounts as indicated in the following table:

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except for per
	share data)
Net income:
As reported	$10,241	14,980	314
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	530	124	—
Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(824)	(677)	—

Pro Forma	$9,947	14,427	314

Basic income per common share:
As reported	$0.78	1.41	0.06

Pro Forma	$0.76	1.36	0.06

Diluted income per common share:
As reported	$0.78	1.41	0.06

Pro Forma	$0.76	1.35	0.06

      No share option or restricted common share-based compensation expense is included in reported net income for 2003, as the Company had no common share equivalents granted during 2003.
      The fair values of the share options are estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

Year Ended
December 31, 2005

Risk free interest rate	3.97%
Dividend yield	0.76%
Volatility factor	23.14%
Weighted average expected option life	7.00 Years

Year Ended
December 31, 2004

Risk free interest rate	3.74%
Dividend yield	0.76%
Volatility factor	23.14%
Weighted average expected option life	6.15 Years

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)

(q)	Recently Issued Accounting Standards
      In December 2004, the FASB revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards, for all options vesting, granted, or modified after the effective date of this revised statement. The accounting provisions of SFAS 123R were to become effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a final rule amending Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R. This ruling delays the effective date of SFAS 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the accounting provisions of SFAS 123R will become effective beginning in 2006 for our financial statements. The Company continues to evaluate the impact of implementing SFAS 123R and anticipates that it will not differ materially from the SFAS 123 proforma information provided under Note 1(p).
      In May of 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This Statement replaces, APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement applies to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this guidance prospectively.
      In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and were adopted for the year ended December 31, 2004.
      Late in 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FASB Staff Position (FSP) addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company will adopt the provisions of this guidance in 2006 as required.
      In late 2005, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, effective for contract replacements occurring in fiscal years beginning after December 15, 2006. The SOP defines an internal replacement of an insurance contract as a modification in product features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment endorsement, or rider to a contract, or by the election of a feature or coverage with a contract. Insurance contracts meeting this replacement criteria should be accounted for as an extinguishment of the replaced contract. The Company will review the guidance during 2006 and determine the applicability to its various insurance contracts.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)

(r)	Reclassifications
      Certain 2004 and 2003 amounts have been reclassified in order to conform to the 2005 presentation.

(2)	Investments
      The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturity securities classified as held-to-maturity were as follows:

	December 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S. Treasury securities	$89	13	—	102
Agencies not backed by the full faith and credit of the U.S. Government	1,039	—	(23)	1,016

Total	$1,128	13	(23)	1,118

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S. Treasury securities	$89	13	—	102
Agencies not backed by the full faith and credit of the U.S. Government	1,053	1	—	1,054

Total	$1,142	14	—	1,156

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities classified as available-for-sale were as follows:

	December 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Fixed Maturities:
U.S. Treasury securities	$3,688	1	(53)	3,636
Agencies not backed by the full faith and credit of the U.S. Government	14,526	—	(230)	14,296
Obligations of states and political subdivisions	142,932	387	(1,037)	142,282
Corporate securities	36,689	40	(876)	35,853
Mortgage-backed securities	40,910	31	(880)	40,061
Collateralized mortgage obligations	27,943	15	(606)	27,352
Asset-backed securities	39,549	238	(635)	39,152

Total fixed maturities	306,237	712	(4,317)	302,632

Equities:
Equity securities	27,521	215	(795)	26,941
Bond mutual funds	18,516	15	(679)	17,852

Total equities	46,037	230	(1,474)	44,793

Total	$352,274	942	(5,791)	347,425

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Fixed Maturities:
U.S. Treasury securities	$4,169	35	(32)	4,172
Agencies not backed by the full faith and credit of the U.S. Government	16,805	98	(84)	16,819
Obligations of states and political subdivisions	119,893	1,225	(399)	120,717
Corporate securities	46,249	200	(300)	46,149
Mortgage-backed securities	33,148	276	(48)	33,376
Collateralized mortgage obligations	23,825	72	(120)	23,777
Asset-backed securities	18,383	135	(127)	18,391

Total fixed maturities	262,470	2,041	(1,110)	263,401

Equities:
Equity securities	17,944	458	(174)	18,228
Bond mutual funds	18,943	3	(25)	18,921

Total equities	36,887	461	(199)	37,149

Total	$299,358	2,501	(1,309)	300,550

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment and are recorded as a realized gain (loss) in the consolidated statement of operations. For the year ended December 31, 2005, the Company determined that two of the fixed maturity securities were other than temporarily impaired and were written down in the amount of $35,000 and $115,000, respectively which were included as realized losses in the consolidated statements of operations. No other-than-temporary declines were realized in the year ended December 31, 2004. For the year ended December 31, 2003, one fixed maturity security was written down in the amount of $87,000 which was included as a realized loss in the accompanying consolidated statements of operations for that period.
      The estimated fair value, related gross unrealized loss, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	December 31, 2005

	Less Than 12 Months		12 Months or Longer		Total

	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Fixed maturity securities:
U.S. Treasury securities	$2,097	(18)	1,329	(35)	3,426	(53)
Agencies not backed by the full faith and credit of the U.S. Government	6,497	(44)	7,604	(186)	14,101	(230)
Obligations of states and political subdivisions	73,534	(538)	30,571	(499)	104,105	(1,037)
Corporate securities	15,042	(357)	15,158	(519)	30,200	(876)
Mortgage-backed securities	33,314	(680)	6,208	(200)	39,522	(880)
Collateralized mortgage obligations	17,004	(358)	9,055	(248)	26,059	(606)
Asset-backed securities	18,521	(393)	7,821	(242)	26,342	(635)

Total	166,009	(2,388)	77,746	(1,929)	243,755	(4,317)

Equities:
Equity securities	10,523	(490)	3,873	(305)	14,396	(795)
Bond mutual funds	8,305	(390)	9,095	(289)	17,400	(679)

Total	18,828	(880)	12,968	(594)	31,796	(1,474)

Grand Total	$184,837	(3,268)	90,714	(2,523)	275,551	(5,791)

      At December 31, 2005, the Company had 104 fixed income securities and 10 equity securities that have been in an unrealized loss position for one year or longer. Of the fixed income securities, 103 are investment grade, of which 101 of these securities are rated A1/ A or better (including 70 securities which are rated AAA). The one remaining non-investment grade fixed income security is rated BB- and has a fair value equal to 99.8% of its book value as of December 31, 2005. One of the equity securities that has been in an unrealized loss position for one year or longer relates to a closed end preferred stock fund, which continues to pay its regular dividend on a monthly basis and has an underlying net asset value per share that exceeds its price per share as of December 31, 2005. One of the equity securities relates to an investment in an open end, high quality short duration bond fund, of which the underlying assets are all rated AAA. Finally, the eight remaining equity securities that have been in an unrealized loss position for one year or longer relate to

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
preferred share investments in issuers each of which has shown an improved financial performance during 2005. In addition, these eight equity securities have an aggregate fair market value of equal to 95.7% of their book value as of December 31, 2005. All one hundred and four of the fixed income securities are current on interest and principal and all ten of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes the declines are temporary and are not indicative of other-than-temporary impairments.
      Fixed maturities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	December 31, 2005

	Amortized	Estimated Fair
	Cost	Value

	(In thousands)
Held-to-maturity:
Due in one year or less	$—	—
Due after one year through five years	1,039	1,016
Due after five years through ten years	—	—
Due after ten years	89	102

	$1,128	1,118

Available-for-sale:
Due in one year or less	$1,663	1,648
Due after one year through five years	47,846	46,870
Due after five years through ten years	68,212	67,706
Due after ten years	80,114	79,843
Mortgage-backed, collateralized obligations and asset backed	108,402	106,565

	$306,237	302,632

      The components of net investment income in 2005, 2004 and 2003 were as follows:

	2005	2004	2003

	(In thousands)
Interest on fixed maturities	$12,393	8,781	5,778
Dividends on equity securities	2,832	1,904	1,255
Interest on cash and short-term investments	486	199	121

	15,711	10,884	7,154
Less investment expenses	1,224	836	655

	$14,487	10,048	6,499

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      All investments in fixed-maturity securities were income producing during 2005, 2004 and 2003. Net realized investment gains, including other-than-temporary impairments, were as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Realized gains (losses):
Fixed maturities:
Gross realized gains	$590	289	713
Gross realized losses	(417)	(240)	(538)

Total fixed maturities	173	49	175

Equity securities:
Gross realized gains	116	294	1,900
Gross realized losses	(615)	(293)	(143)

Total equity securities	(499)	1	1,757

Net realized investment losses/gains	$(326)	50	1,932

      For the years ended December 31, 2005, 2004 and 2003, net income tax (benefit) expense on net realized investment (losses) gains was ($114,000), $18,000, and $676,000, respectively.
      Proceeds from the sale of fixed maturity securities available-for-sale were $48.3 million, $28.0 million, and $72.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The change in unrealized appreciation on investments recorded in shareholders’ equity and in other comprehensive income is as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Fixed maturities securities	$(4,536)	363	(1,112)
Equity securities	(1,506)	(115)	234

Change in unrealized appreciation on investments before adjustment to taxes	(6,042)	248	(878)
Change in deferred income taxes	(2,072)	103	(316)

Change in net unrealized appreciation on investments, net of tax	$(3,970)	145	(562)

      Century and PIC held fixed maturity securities with a carrying value of approximately $8.7 million and $7.1 million on deposit with regulatory authorities as required by law at December 31, 2005 and 2004, respectively.
      At December 31, 2005 and 2004, Century maintained a trust fund (consisting of cash and investments) with a combined carrying value of approximately $236,000 and $234,000, respectively. The assets of the trust are recorded as cash and investments and are held as security for unearned premiums and outstanding loss reserves under an assumed reinsurance contract.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)

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
      In May of 2003 management of the Company began discussions and contemplation of adopting a formal plan of reorganization which included the disposition of the remaining interests of Evergreen. At this point, the Company determined that the result of all subsequent sales of subsidiary stock would be required to be reflected directly in shareholders’ equity, rather than in the statement of operations. This plan was formalized and approved at the November 2003 board meeting. As part of this plan, in August 2003 Century sold 299.5 Class A shares and 2,088.5 Class B shares for net proceeds of $2.8 million. Simultaneously, Evergreen issued to the acquirer of the shares .5 Class C share for net proceeds of $2.5 million. In addition, in December 2003, Century sold 299.5 Class A shares and 2,088.5 Class B shares for net proceeds of $2.8 million. Simultaneously, Evergreen issued to the acquirer .5 Class C share for net proceeds of $2.5 million. These transactions resulted in a pretax gain of $625,000 ($406,250 after tax gain), which is included as additional paid in capital in the accompanying 2003 consolidated balance sheet. In addition, transaction fees related to these sales of $600,000 are recorded in the 2003 consolidated statement of operations. The remaining interest in Evergreen was distributed as a dividend to existing shareholders in 2004.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
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

(4)	Loss and Loss Expense Reserves
      The rollforward of loss and loss expense reserves are summarized as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Loss and loss expense reserves at beginning of year,
as reported	$153,236	129,236	90,855
Less reinsurance recoverables on unpaid losses at beginning of year	29,485	36,739	31,853

Net loss and loss expense reserves at beginning of year	123,751	92,497	59,002

Provision for loss and loss expenses incurred for claims related to:
Current year	112,946	78,015	53,961
Prior years	5,400	11,051	27,043

Total incurred	118,346	89,066	81,004
Losses and loss expense payments for claims related to:
Current year	24,548	22,095	15,932
Prior years	43,350	35,717	31,577

Total paid	67,898	57,812	47,509

Net loss and loss expense reserves at end of year	174,199	123,751	92,497
Plus reinsurance recoverables on unpaid losses at end of year	37,448	29,485	36,739

Loss and loss expense reserves at end of year, as reported	$211,647	153,236	129,236

      The Company increased incurred loss and loss expenses attributable to insured events of prior periods by approximately $5.4 million, $11.1 million and $27.0 million in 2005, 2004 and 2003, respectively.
      A significant portion of the loss and loss expenses attributable to insured events of prior periods for 2005 resulted from construction defect claims in the other liability line. As a result of court decisions that further defined the legal environment in California, the Company decided to enhance its defense strategy for certain types of construction defect claims. As a result, the Company revised the construction defect defense team by retaining appellate and new trial counsel and restaffing the in-house team responsible for management of the

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
litigation. Once the new legal teams were established late in 2004 and into 2005, it was determined that there were certain cases that should be settled and the defense budgets for the remaining cases had to be revised to reflect the added resources, resulting in higher than expected loss and defense costs in 2005. In 2004 and 2003, the Company received an unanticipated increase in the number of construction defect claims which led to an increase in the number of future expected claims.
      During 2004 and 2003, the Company also incurred development above expectations on our non-construction defect casualty, commercial automobile and workers’ compensation that led to reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns.
      Management believes the loss and loss expense reserves make a reasonable provision for expected losses, however, ultimate settlement of this amount could vary significantly from that recorded.

(5)	Reinsurance
      In the ordinary course of business, Century assumes and cedes reinsurance with other insurers and reinsurers. These arrangements provide greater diversification of business and limit the maximum net loss potential on large risks. Excess of loss contracts in effect through December 31, 2005 generally protect against individual property and casualty losses over $500,000. Excess of loss contracts in effect for workers’ compensation losses protect against individual losses over $200,000. Additionally, from January 1, 2001 through June 30, 2001, and from July 1, 2001 through December 31, 2002 the first $200,000 in workers’ compensation losses were 80% and 60% ceded on a quota share basis, respectively. Catastrophe and clash coverage is also maintained. In addition, effective January 1, 2004, Century entered into a loss portfolio transfer and quota share arrangement with Evergreen and Continental whereby Century assumed all of Evergreen and Continental’s property and casualty, workers’ compensation, and commercial automobile lines of business and Evergreen assumed all of Century’s traditional surety lines of business.
      Approximately 76.1% of the total reinsurance recoverable on paid and unpaid losses at December 31, 2005 was with reinsurance companies which had an A. M. Best rating of A or higher at December 31, 2005. The amounts of ceded loss and loss expense reserves and ceded unearned premiums would represent a liability of the Company in the event that its reinsurers would be unable to meet existing obligations under reinsurance agreements.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Premiums written:
Direct	$212,953	191,136	150,616
Assumed	3,211	269	(908)
Ceded	(26,645)	(25,381)	(17,869)

Net premiums written	$189,519	166,024	131,839

Premiums earned:
Direct	$200,805	171,718	127,114
Assumed	1,863	497	(551)
Ceded	(25,038)	(23,513)	(18,269)

Net premiums earned	$177,630	148,702	108,294

Losses and loss expenses incurred:
Direct	$136,406	106,492	99,156
Assumed	(721)	22	990
Ceded	(17,339)	(17,448)	(19,142)

Net losses and loss expenses incurred	$118,346	89,066	81,004

      In 1998 and 1999, the Company had both quota share and excess of loss reinsurance agreements with three reinsurance companies related to the workers’ compensation line of business. As of December 31, 2005 and 2004, the Company had approximately $2.9 million of recoverables related to these reinsurance agreements, of which, $1.1 million related to the quota share agreements and $1.8 million related to the excess of loss agreements.
      During 2004, the Company lost binding arbitration with one of the reinsurers. This reinsurer was the only reinsurer on the quota share agreements and was a participant on the excess of loss treaties. The arbitration centered on the quota share agreements and did not fully contemplate evidence related to the excess of loss treaties. As such, the Company is pursuing further litigation on the collection of the excess of loss treaties and has fully reserved the collectibles related to the recoverable amounts on the quota share agreements. In addition, the Company has established an additional $200,000 reserve on the amounts recoverable related to the excess of loss treaties. The Company believes that it will ultimately prevail on the collection of the excess of loss recoverable amounts and are beginning to pursue collection related to the other two reinsurers.
      In addition, in 2005, the Company had given notice of a potential claim against our reinsurers for $4.0 million for which coverage is disputed by certain reinsurers. The company’s liability on the underlying loss has not been finally adjusted; therefore, the Company has not begun arbitration on this claim. If the claim must be arbitrated, the Company believes that it will ultimately prevail.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      The following table displays net reinsurance balances recoverable, from our top ten reinsurers, as of December 31, 2005. All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 3 percent of shareholders’ equity.

	A.M. Best	Net Amount
	Rating	Recoverable

Reinsurer	As of December 31, 2005

	(In thousands)
Hannover Ruckvesicherungs — Aktiengeselischaft	A	$10,348,000
GE Reinsurance Corporation	A	9,655,000
Ace Property and Casualty	A+	6,261,000
General Reinsurance Corporation	A++	3,452,000
American Re-Inusrance Company	A	3,116,000
Berkley Insurance Company	A	2,806,000
Folksamerica Reinsurance Company	A	2,178,000
Swiss Reinsurance America Corporation	A+	1,805,000
Gerling Global Reinsurance Corporation(1)	NR3	1,632,000
SCOR Reinsurance Company(1)	B++	1,314,000

(1)	We are closely monitoring the financial status of Gerling Global Reinsurance Corporation (which is not rated as it is no longer accepting new business) and SCOR Reinsurance Company, each of which is continuing to pay claims.

(6)	Retroactive Reinsurance
      Effective January 1, 2001, Century entered into a retroactive reinsurance treaty with a nonaffiliated reinsurer covering losses occurring on or before January 1, 2001, and unrecoverable reinsurance. The following activity occurred related to this reinsurance treaty:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Reserves transferred:
Initial reserves	$—	—	20,000
Adjustments — prior years	—	—	(6,120)
Adjustments — current year	—	—	(13,880)

Reinsurance recoverables on retroactive reinsurance, end of year	$—	—	—

Funds held:
Consideration for reserves transferred	$—	—	20,000
Consideration paid in cash to reinsurer	—	—	(500)
Interest credited — prior years	—	—	2,109
Interest credited — current year	—	—	—
Paid losses recovered — prior years	—	—	(10,520)
Adjustments — current year	—	—	(11,089)

Funds held under retroactive reinsurance contract, end of year	$—	—	—

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
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

(7)	Deferred Policy Acquisition Costs
      The following reflects the amounts of policy acquisitions costs deferred and amortized:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Balance at beginning of year	$17,411	11,714	6,274
Policy acquisition costs deferred	46,173	39,569	30,677
Amortization of deferred policy acquisition costs	(42,935)	(33,872)	(25,237)

Balance at end of year	$20,649	17,411	11,714

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
Notes to Consolidated Financial Statements — (Continued)
Connecticut statutory business trust formed by the Company, issued 10,000 floating rate capital securities (“Trust Preferred Securities”) generating gross proceeds of $10.0 million. Net proceeds were approximately $9.7 million, after deducting offering costs of $300,000.
      In December 2003, FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), which required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. Public companies, including the Company, at a minimum, must apply the unmodified provisions of FIN 46 to entities that were considered “special-purpose entities” in practice and under applicable FASB pronouncements or guidance by the end of the first reporting period ending after December 15, 2003. Companies may apply either FIN 46 or FIN 46R to special-purpose entities at the initial effective date on an entity-by-entity basis. The Company has early adopted FIN 46R in its entirety as of December 31, 2003.
      The Company’s special purpose entities where the Company is the primary beneficiary are the trusts that were established in connection with the issuance of mandatorily redeemable preferred securities. As a result of the adoption of FIN 46R, the Company has deconsolidated these trusts as of December 31, 2003 This resulted in the Company classifying the trust preferred securities as long term debt and recording an increase of $733,000 in other assets and long term debt, both of which were previously eliminated when consolidating the trust. The $733,000 recorded in other assets is being amortized over the remaining life of the trusts. There was no other impact to the Company’s consolidated financial statements as a result of the adoption of FIN 46R.
      The Trust Preferred Securities have a 30 year maturity and are redeemable by the Company at par on or after December 15, 2007 and May 15, 2008, respectively. Holders of the Trust Preferred Securities are entitled to receive cumulative cash distributions accruing from the date of issuance and payable quarterly in arrears at a rate of 400 and 410 basis points, respectively, over the three-month London Interbank Offered Rates (“LIBOR”). The maximum distribution rate is 12.5% through December 4, 2007 and May 15, 2008, respectively. Under certain circumstances, the Company has the right to defer distributions and interest on the Trust Preferred Securities for up to five years. The obligations of the Trust are guaranteed by the Company with respect to distributions and payments of the Trust Preferred Securities. These distributions are recorded as interest expense in the accompanying consolidated statements of operations, as the Trust Preferred Securities are considered a debt instrument. Interest paid totaled $1.9 million, $1.4 million and $1.1 million in 2005, 2004 and 2003, respectively.
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
      Of the proceeds from the sale of the Trust Preferred Securities, ProCentury contributed and/or settled outstanding amounts with Century in the amounts of $9.0 million in 2003.

(c)	Line of Credit
      The Company has a $5.0 million line of credit with a maturity date of September 8, 2006, and interest only payments due quarterly based on LIBOR plus 2.5% multiplied times the outstanding balance. All of the outstanding shares of Century are pledged as collateral. In April 2005, the Company made a $2.3 million draw on the line of credit for general corporate purposes. The $2.3 million draw was paid off on May 17, 2005. Interest paid on the line of credit was $5,000. Due to the late filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, the Company became non-compliant with the debt covenants

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
for the line of credit. On September 7, 2005, the Company received a waiver from the bank and the ability to draw on the line of credit. The Company does not have any borrowings outstanding under the line of credit at December 31, 2005.

(9)	Federal Income Taxes
      The components of the income tax expense (benefit) are as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Federal current tax expense	$5,119	9,095	1,524
Federal deferred tax benefit	(1,781)	(2,512)	(3,205)

Total federal income tax expense (benefit)	$3,338	6,583	(1,681)

      The income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% in 2005, 2004 and 2003 to income before minority interest and income taxes as a result of the following:

	Years Ended December 31,

	2005	2004	2003

Federal income tax expense at statutory rate	35.00%	35.00%	35.00%
(Decrease) increase attributable to:
Nontaxable interest income	(9.77)	(2.82)	0.07
Dividend received deduction net of proration	(0.33)	(0.12)	5.63
Difference between the book and tax basis of Evergreen	—	—	9.33
Other nontaxable income	(0.32)	(0.04)	1.00
Other	—	0.40	(0.46)

Total	24.58%	32.42%	50.57%

      The tax effects of temporary differences that give rise to significant portions of the net deferred federal income tax asset/liability were as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Unearned premiums not deductible	$5,925	5,093	3,368
Loss and loss expense reserves discounting	8,303	6,621	4,114
Unrealized loss on investments	1,700	—	—
Other, net	450	193	423

Total gross deferred tax assets	16,378	11,907	7,905
Less valuation allowance	—	—	—

Net deferred tax assets	16,378	11,907	7,905

Deferred policy acquisition costs	(7,227)	(6,094)	(4,196)
Difference between the book and tax basis of Evergreen	—	—	(1,666)
Unrealized appreciation on investments	—	(371)	(269)

Total gross deferred tax liabilities	(7,227)	(6,465)	(6,131)

Net deferred federal income tax asset	$9,151	5,442	1,774

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      The Company has recorded the deferred tax assets and liabilities using the statutory federal tax rate of 35%. Management believes when these deferred items reverse in future years, our taxable income will be taxed at an effective rate of 35%. The Company is required to establish a valuation allowance for any portion of the gross deferred federal income tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred federal income tax assets through deductions against future earnings and, therefore, no such valuation allowance has been established.

(10)	Employee Benefits
      During 2004, the Company adopted and the shareholders approved a stock option plan that provided tax-favored incentive stock options (qualified options), non-qualified share options to employees and qualified board members that do not qualify as tax-favored incentive share options (non-qualified options), time-based restricted shares that vest solely on service provided and restricted shares that vest based on achieved performance metrics. The Company accounts for this plan in accordance with APB Opinion No. 25. Any compensation cost recorded in accordance with APB No. 25 is recorded in the same captions as the salary expense of the employee (i.e. the compensation cost for the Chief Investment Officer is recorded in net investment income).
      With respect to qualified options, an employee may be granted an option to purchase shares at the grant date fair market value, payable as determined by the Company’s board of directors. An optionee must exercise an option within 10 years from the grant date. Full vesting of options granted occurs at the end of four years.
      With respect to non-qualified options, an employee or a board member may be granted an option to purchase shares at the grant date fair market value, payable as determined by the Company’s board of directors. An optionee must exercise an option within 10 years from the grant date. Full vesting of options granted occurs at the end of three years.
      For both non-qualified and qualified options, the option exercise price equals the stock’s fair market value on the date of the grant. In accordance with APB No. 25, no compensation is recorded for the qualified and non-qualified share options as the market value on the grant dates equals the exercise price.
      The time-based restricted shares are granted to key executives and vest in equal installments upon the lapse of a period of time, typically over, four and five year periods and include both monthly and annual vesting periods. Compensation expense for time-based restricted shares is measured on the grant date at the current market value and then recognized over the respective service period, which typically matches the vesting period.
      The performance based restricted shares are granted to key executives and vest annually over a four year period based on achieved specified performance metrics. Compensation expense for performance based restricted share awards is recognized based on the fair value of the awards at the end of the period.
      The Company may grant options for up to 1.2 million shares under the plan. Through December 31, 2005, the Company had granted 287,000 non-qualified options, 95,000 qualified options, 156,000 time-based restricted shares and 55,024 performance based restricted shares under the share plan.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      A summary of the status of the option plan at December 31, 2005 and 2004, and changes during the years then ended are presented in the following table:

	December 31, 2005		December 31, 2004

		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	364,000	$10.50	—	—
Granted	18,000	10.30	364,000	$10.50
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of year	382,000	$10.49	364,000	$10.50

Exercisable at end of year	217,393	$10.50	75,611	$10.50

Weighted-average fair value of options granted during year		$2.99		$3.04
      The stock option plan was not effective until 2004 and, accordingly there is no such information to disclose for 2003.
      The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004:

	Year Ended	Year Ended
	December 31	December 31
	2005	2004

Risk free interest rate	4.03%	3.97%
Dividend yield	0.76%	0.76%
Volatility factor	23.14%	23.14%
Weighted average expected option life	7 Years	7 Years
      Information on the range of exercise prices for options outstanding as of December 31, 2005, is as follows:

	Options Outstanding			Options Excercisable

Weighted
		Average	Weighted		Weighted
		Remaining	Average	Exercisable	Average
	Outstanding	Contract	Exercise	as of	Exercise
Price Range	Options	Life	Price	12/31/2005	Price

$10.20	12,000	9.4	$10.20	2,328	$10.20
$10.50	370,000	8.3	$10.50	215,065	$10.50

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      A summary of all employee time-based restricted share activity during the years ended December 31, 2005 and 2004 are as follows:

	2005		2004

		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Price	Shares	Grant Price

Beginning of year	137,049	$10.31	—	$—
Add (deduct):
Granted	—	—	156,000	10.32
Vested	(31,593)	10.28	(18,951)	10.44
Cancelled	(37,423)	10.50	—	—

End of year	68,033	$10.22	137,049	$10.31

      In January 2005 and September 2005, the Company modified two executives time-based restricted share awards in connection with the termination of their employment to accelerate the vesting period. As such, the Company accounted for the modifications as cancellations of a fixed award and a grant of a variable award, which are valued at the fair market value on the monthly vesting date. During 2005, the Company recorded $231,924 of compensation expense related the January modification and $42,617 related to the September modification. All shares related to the January modification have vested and 12,255 shares related to the September modification remain unvested at December 31, 2005.
      In March of 2005, the Company granted 37,365 of performance based restricted shares to certain executives that vest annually over a four year period subject to the achievement of certain performance metrics. The Company accounts for these awards as variable awards that are recorded at fair value as of the date of the most recent reporting date. As of December 31, 2005, the fair value of the performance based restricted shares is $400,916 which is earned over the four year service period. During 2005, the Company recorded $150,343 of compensation expense related to the performance based restricted shares and all shares related to the performance based restricted shares remain unvested at December 31, 2005.
      Of the performance based restricted share awards granted in March of 2005, an award for 17,659 shares was modified in accordance with the agreement entered into in connection with the termination of an executive officer in September 2005. As such, the award was treated as cancelled on October 1, 2005 due to a modification of the award to accelerate the vesting of the shares, change the vesting from annual vesting to monthly vesting and remove the performance based restrictions. As such, the award is treated as variable award which is valued at the fair market value on the monthly vesting date. During 2005, the Company recorded $46,058 compensation expense related to the restricted shares and 13,244 shares remain unvested at December 31, 2005.

(11)	Transactions with Related Parties

(a)	Evergreen National Indemnity Company and Continental Heritage Insurance Company
      Transitional Administrative Agreement. Prior to the Evergreen and Continental dispositions, the Company provided Evergreen and Continental with all executive, managerial, supervisory, administrative, technical, claims handling, investment management, regulatory affairs, legal, accounting, financial reporting, professional and clerical services necessary to operate their respective businesses. In order to provide Evergreen and Continental with a transition period before the cessation of these services, the Company entered into a Transitional Administrative Agreement with Evergreen and Continental pursuant to which the Company continues to provide these services to Evergreen and Continental for an initial term of 18 months.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
This agreement was renewed for one six-month term to expire on December 31, 2005, without any changes in the terms thereof. On December 29, 2005, the agreement was amended to extend the term thereof to June 30, 2006, reduce the administrative fee to $75,000 per calendar quarter payable during the first month of each quarter and providing for termination upon not less than thirty (30) days advance written notice to the Company. For the year ended December 31, 2005 and 2004, the Company received $690,000 and $900,000 under this agreement, respectively.
      Reinsurance Agreements. The Company entered into loss portfolio transfer reinsurance contracts that provided for Century to reinsure Evergreen and Continental for business that was written in Century’s name prior to December 31, 2003 and transferred to one of the other companies in connection with the termination of an intercompany pooling agreement among the parties and for Evergreen to reinsure Century in the same manner. For example, Century will reinsure property business transferred to it in connection with the termination of the intercompany pooling agreement that had been written for it in Evergreen’s name. These contracts will remain in force until all outstanding loss and assignable loss adjustment expense covered has been settled or commuted in accordance with the provisions of the applicable contract. The Company ceded $423,000 reserves and assumed $2.9 million reserves under this contract in 2005.
      Quota Share Reinsurance Agreements. The Company entered into 100% quota share reinsurance contracts that provided for Century to reinsure Evergreen and Continental for property and casualty business that was written on Evergreen or Continental’s paper for Century in states that Century was not licensed and for Evergreen to reinsure Century in the same manner for bonding business. Under these contracts, the ceding company is entitled to receive a 5% commission and reimbursement of any premium taxes or other direct costs such as boards and bureaus fees. These fronting contracts will remain in force until December 31, 2007. During 2005, the Company assumed $723,000 of premiums and ceded $318,000 of premiums under this contract.
      In addition, in 2005, the Company entered into 50% quota share agreement with Evergreen whereby, the Company would assume certain special surety bonds (including closure and post closure solid waste industry bonds). During 2005, the Company recorded approximately $2.4 million of assumed bonds.
      Software License Agreement and Software Support and Maintenance Agreement. Century has entered into a software license agreement with Evergreen and Continental pursuant to which Century granted to Evergreen and Continental a fully paid-up, royalty free, non-exclusive perpetual license to use certain of Century’s proprietary software that relates to underwriting and claims processing and that has been developed for the mutual benefit of the Company, Evergreen and Continental. In addition, Century has entered into a software support and maintenance agreement with Evergreen and Continental, pursuant to which Century provides certain technical support and maintenance services for the software in return for an annual support and maintenance fee. For the year ended December 31, 2005 and 2004, this fee totaled $100,000 and $100,000. On December 29, 2005, the software support and maintenance agreement was amended to adjust the Annual Fee effective January 1, 2006, to be at the rate of $50,000 per calendar quarter payable during the first month of each quarter. In all other respects, the agreement continues unchanged. Evergreen and Continental may terminate the software support and maintenance agreement by providing 90 days’ prior written notice, and Century may terminate the agreement by providing twelve months’ prior written notice.

(b)	Evergreen-UNI
      Century paid Evergreen-UNI (formerly an affiliate through significant shareholders of ProCentury) commissions for business produced for our surety business through an agency agreement of $12.0 million during 2003. There were no amounts due to Evergreen-UNI at December 31, 2003. These amounts are included in discontinued operations. Effective with the IPO, Evergreen-UNI is no longer an affiliate of ProCentury.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)

(c)	Shareholders of ProCentury
      In 2004 and 2003, ProCentury paid approximately $484,000 and $1.9 million, respectively in fees relating to various consulting agreements with certain shareholders of ProCentury that were all terminated on December 31, 2003, including the following significant agreements:

•	Accretive Agreements. These agreements were entered into as of July 1, 2002. Pursuant to these agreements, the Company’s shareholders assisted the Company in developing financial products and services to be offered to and through the community banks. Pursuant to these agreements the Company paid approximately $241,000 and $966,000 in 2004 and 2003, respectively.

•	Stonehenge Monitoring Agreement. This agreement was entered into as of July 1, 2002. In connection with its investment in the Company, the Company has paid Stonehenge Opportunity Fund, LLC a monitoring fee for the time and effort it expended in monitoring its investment in the Company, which included reviewing and evaluating the financial statements, attending meetings with management and board of directors and consulting with the Company with respect to business and prospects. Pursuant to this agreement the Company paid approximately $85,000 and $342,000 in 2004 and 2003, respectively.

•	Full Circle Consulting Arrangement. Pursuant to this agreement, the Company paid Full Circle Holdings, LTD fees for managing the investment in the Company made by its members. Pursuant to this agreement the Company paid approximately $158,000 and $625,000 in 2004 and 2003, respectively.
      No amounts were accrued at December 31, 2005 or December 31, 2004 related to these agreements. Approximately, $483,000 was accrued at December 31, 2003.
      In addition, in 2003, the Company paid a total of $1.3 million of finders fees to two shareholders of ProCentury related to the sale of the minority interest in Evergreen.

(12)	Commitments, Contingencies and Concentration

(a)	Commitments
      The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2005 were as follows:

	Payments Due by Years

	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Operating leases on facilities	$978	998	1,018	734	594	1,745	6,067
Other operating leases	245	245	181	15	4	—	690

Total contractual obligations	$1,223	1,243	1,199	749	598	1,745	6,757

      Rental expense on the operating leases on facilities for the years ended December 31, 2005, 2004 and 2003 was $1.3 million, $1.2 million, and $934,000, respectively.

(b)	Lawsuits
      The Company is named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our insurance policies, claims handling, premium finance agreements and other contracts and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extra contractual damages and some have claimed punitive damages. The resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial position or results of operations.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)

(c)	Concentration of Revenues
      Five of the Company’s 119 agents contributed, on a combined basis, approximately 41.7% of the Company’s 2005 consolidated direct and assumed premiums written. One of the Company’s agents individually contributed an amount greater than 10% of the Company’s direct and assumed premiums written and combined represented approximately 19.3% of the Company’s 2005 consolidated direct and assumed premiums written. There was no concentration of revenue with respect to geographic area as of December 31, 2005.

(13)	Dividends from Subsidiaries and Statutory Information
      Century is regulated by its state of domicile, Ohio, and the states in which it does business. Such regulations, among other things, limit the payment of dividends without prior regulatory approval. ProCentury is dependent on dividends from Century for operating expenses and interest and principal on long term debt and the Debentures. The maximum dividend that may be paid without prior approval of the Director of Insurance is limited to the extent that all dividends in the past 12 months do not exceed the greater of the statutory income of the preceding calendar year or 10% of total statutory surplus as of the prior December 31. As a result, the maximum dividend Century may pay to ProCentury in 2006 without prior approval is approximately $12.1 million. Dividends paid to ProCentury from Century were $2.5 million, $9.1 million (of which $6.0 million were ordinary dividends and $3.1 million were extraordinary dividends), and $3.0 million in 2005, 2004 and 2003, respectively.
      The Company does not expect such regulatory requirements to impair its ability to pay operating expenses and interest and principal during 2006.
      ProCentury contributed $55.0 million and $9.0 million in 2004 and 2003, respectively, to Century.
      The National Association of Insurance Commissioners (NAIC) has developed property and casualty risked based capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level required to support asset and underwriting risk. The NAIC calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. Century regularly monitors capital requirements along with the NAIC’s RBC developments. Century has determined that its capital levels are in excess of the minimum capital requirements for all RBC action levels as of December 31, 2005.
      Century maintains its accounts in conformity with accounting practices prescribed or permitted by the Ohio Department of Insurance that vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory nonadmitted assets, and the inclusion of net unrealized holdings gains or losses in shareholders’ equity relating to fixed maturity securities. The statutory capital and surplus of Century as of December 31, 2005 and 2004 was approximately $121.8 million and $115.8 million, respectively. The statutory net (loss) income of Century for the years ended December 31, 2005, 2004 and 2003, was approximately $7.8 million, $13.8 million and $(2.4) million, respectively.

(14)	Segment Reporting Disclosures
      The Company primarily operates in the Property and Casualty Lines (P/ C) (including general liability, multi-peril, commercial property and garage liability).
      The Company’s other (including exited lines) include the surety business and the Company’s exited lines such as workers’ compensation and commercial auto (trucking). A limited amount of surety business is written in order to maintain Century’s U.S. Treasury listing.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      All investment activities are included in the Investing operating segment.
      The Company considers many factors, including economic similarity, the nature of the underwriting units’ insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.
      Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premium net of loss and loss expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with GAAP as a measure of profitability. Segment profit for the Investing operating segment is measured by net investment income and net realized gains or losses. The Company does not allocate assets, including goodwill, to the P/ C and Other operating segments for management reporting purposes. The total investment portfolio and cash are allocated to the Investment operating segment.
      Following is a summary of segment disclosures:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Segment revenue:
P/ C	$176,404	148,708	108,319
Investing	14,161	10,098	8,431
Other (including exited lines)	1,226	(6)	(25)

Segment revenue	$191,791	158,800	116,725

Segment profit (loss):
P/ C	$2,200	11,873	(5,018)
Investing	14,161	10,098	8,431
Other (including exited lines)	121	(1,580)	(3,336)

Segment profit	$16,482	20,391	77

Segment assets:
Investing	$366,410	312,399	171,201
Assets not allocated	107,735	82,528	160,912

Total consolidated assets	$474,145	394,927	332,113

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)
      The following summary reconciles significant segment items to the Company’s consolidated financial statements:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Total revenues:
Segment revenues	$191,791	158,800	116,725
Other	—	—	—

Total consolidated revenues	$191,791	158,800	116,725

Income before minority interest and income taxes:
Segment profit	$16,482	20,391	77
Unallocated amounts:
Corporate expenses	(1,030)	893	(1,350)
Loss on sale of minority interest in subsidiary, net	—	—	(503)
Interest expense on the redemption of Class B shares	—	518	—
Interest expense	(1,873)	(1,498)	(1,548)

Income (loss) before minority interest and income taxes	$13,579	20,304	(3,324)

      The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated

	(In thousands)
Year ended December 31, 2005:
P/ C	$56,224	120,180	—	176,404
Other (including exited lines)	—	—	1,226	1,226

Earned premiums	$56,224	120,180	1,226	177,630

Year ended December 31, 2004:
P/ C	$56,901	91,807	—	148,708
Other (including exited lines)	—	—	(6)	(6)

Earned premiums	$56,901	91,807	(6)	148,702

Year ended December 31, 2003:
P/ C	$46,433	61,886	—	108,319
Other (including exited lines)	—	—	(25)	(25)

Earned premiums	$46,433	61,886	(25)	108,294

      The Company does not manage property and casualty products at this level of detail.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Notes to Consolidated Financial Statements — (Continued)

(15)	Unaudited Interim Financial Information
      Selected quarterly financial information is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year-to-Date

	(In thousands)
2005
Net premiums earned	$41,520	43,025	44,934	48,151	177,630
Net investment income	3,159	3,495	3,866	3,967	14,487
Net realized investment losses	(59)	(94)	(66)	(107)	(326)
Income (loss) before income tax	4,398	5,571	(2,921)	6,531	13,579
Net income (loss)	3,079	3,999	(1,793)	4,956	10,241
Basic earnings per share(1)	$0.24	0.31	(0.14)	0.38	0.78
Diluted earning per share(1)	$0.23	0.30	(0.14)	0.38	0.78
2004
Net premiums earned	$32,059	35,819	39,543	41,281	148,702
Net investment income	1,965	2,410	2,719	2,954	10,048
Net realized investment gains (losses)	123	21	(22)	(72)	50
Income before minority interest and income tax	4,150	4,486	5,459	6,209	20,304
Net income	2,887	2,986	3,712	5,395	14,980
Basic earnings per share(1)	$0.58	0.27	0.28	0.41	1.41
Diluted earning per share(1)	$0.58	0.26	0.28	0.41	1.41

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly income per share may not total to annual income per share.

(16)	Subsequent Event
      On March 13, 2006, the Company’s Board of Directors approved a cash dividend of $0.03 per share, payable on April 17, 2006 to stockholders of record on March 27, 2006.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule I — Summary of Investments —
Other than Investments in Related Parties

	December 31, 2005

			Amount
			Shown on
	Amortized		Balance
	Cost	Fair Value	Sheet

	(In thousands)
Fixed maturities:
Available-for-sale
Bonds:
United States Government	$3,688	3,636	3,636
Agencies not backed by the full faith and credit of the U.S. Government	14,526	14,296	14,296
States, municipals and political subdivisions	142,932	142,282	142,282
Convertibles and bonds with warrants attached	1,000	1,000	1,000
All other corporate bonds	144,091	141,418	141,418
Redeemable preferred stocks	5,364	5,265	5,265

Total available-for-sale	311,601	307,897	307,897

Held-to-maturity
Bonds:
United States Government	89	102	89
Agencies not backed by the full faith and credit of the U.S. Government	1,039	1,016	1,039

Total held-to-maturity	1,128	1,118	1,128

Total fixed-maturities	312,729	309,015	309,025

Equity securities:
Common stocks
Banks, trust and insurance companies	2,150	2,035	2,035
Industrial, miscellaneous and all other	21,419	20,422	20,422
Nonredeemable preferred stocks	17,140	17,071	17,071

Total equity securities	40,709	39,528	39,528
Short-term investments	12,229	XXXX	12,229

Total investments	$365,667	XXXX	360,782

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Condensed Balance Sheets

	2005	2004

	(In thousands)
Assets
Investments
Fixed maturities:
Available-for-sale, at fair value (cost 2005, $1,000; 2004, $ — )	$1,000	—
Equities (available-for-sale):
Bond mutual funds, at fair value (cost 2005, $237; 2004, $6,549)	230	6,549

Total investments	1,230	6,549
Cash	870	10
Investment in consolidated subsidiaries, equity method	142,407	135,057
Receivable from consolidated subsidiaries	1,303	1,303
Federal income taxes receivable	472	—
Other assets	705	733

Total assets	$146,987	143,652

Liabilities and Shareholders’ Equity
Liabilities:
Long term debt	$25,000	25,000
Accrued expenses and other liabilities	690	161
Deferred federal income tax liability	94	264
Federal income taxes payable	—	2,990

Total liabilities	25,784	28,415
Shareholders’ equity:	121,203	115,237

Total liabilities and shareholders’ equity	$146,987	143,652

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Condensed Statements of Operations

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Net investment income	$153	113	—
Net realized loss	(46)	(32)	—
Cash dividends on common stock of consolidated subsidiaries	2,500	9,088	3,000

Total revenue	2,607	9,169	3,000

Other operating expenses	2,312	694	1,381
Interest expense of Class B shares	—	518	—
Interest expense	1,873	1,498	1,548

Total expenses	4,185	2,710	2,929

(Loss) income before transaction fees on sale of minority interest in subsidiary	(1,578)	6,459	71
Transaction fees on sale of minority interest in subsidiary	—	—	(815)

(Loss) income before equity in undistributed earnings of consolidated subsidiaries and income taxes	(1,578)	6,459	(744)
Equity in undistributed earnings of consolidated subsidiaries	10,391	7,671	1,319
Income tax (benefit) expense	(1,428)	(850)	261

Net income	$10,241	14,980	314

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule II — Condensed Financial Information of Parent Company
Condensed Statements of Cash Flows

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$10,241	14,980	314
Adjustments to reconcile net income to net cash provided by operating activities	(14,517)	(15,400)	(1,261)

Net cash used in operating activities	(4,276)	(420)	(947)

Cash flows from investing activities:
Purchase of investments	(5,069)	(10,063)	(10,017)
Sale of investments	11,327	3,490	10,637
Capital contributions to subsidiaries	—	(55,000)	(9,000)

Net cash (used in) provided by investing activities	6,258	(61,573)	(8,380)

Cash flows from financing activities:
Proceeds from issuance of trust preferred securities	—	—	10,000
Principal payments on long term debt	—	(9,133)	(680)
Proceeds from issuance of common stock	—	77,931	—
Issuance costs	—	(1,298)	—
Redemption of Class B shares	—	(5,000)	—
Dividend paid to shareholders	(1,122)	(525)	—
Draw on line of credit	2,300	—	—
Principal payment on line of credit	(2,300)	—	—

Net cash (used in) provided by financing activities	(1,122)	61,975	9,320

Decrease in cash	860	(18)	(7)
Cash at beginning of year	10	28	35

Cash at end of year	$870	10	28

Supplemental disclosure of cash flow information:
Interest paid	$1,873	1,632	1,521

Federal income taxes paid	$8,194	7,900	3,540

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule III — Supplementary Insurance Information

		Liability for
		Unpaid					Amortization
	Deferred	Losses and				Losses and	of Deferred
	Policy	Loss			Net	Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Adjustment	Acquisition	Underwriting	Premiums
	Costs	Expenses	Premiums	Premiums	Income	Expenses	Costs	Expenses	Written

	(In thousands)
Year ended December 31, 2005
P/ C	$20,021	199,633	93,467	176,404	—	117,864	42,326	14,014	187,033
Investing	—	—	—	—	14,487	—	—	—	—
Other (including Exited Lines)	628	12,014	2,164	1,226	—	482	609	14	2,486
Unallocated	—	—	—	—	—	—	—	237	—

Total	$20,649	211,647	95,631	177,630	14,487	118,346	42,935	14,265	189,519

Year ended December 31, 2004
P/ C	$17,411	141,511	81,843	148,708	—	87,463	33,872	15,500	166,020
Investing	—	—	—	—	10,048	—	—	—	—
Other (including Exited Lines)	—	11,725	292	(6)	—	1,603	—	(29)	4
Unallocated	—	—	—	—	—	—	—	(2,179)	—

Total	$17,411	153,236	82,135	148,702	10,048	89,066	33,872	13,292	166,024

Year ended December 31, 2003
P/ C	$11,714	97,117	62,126	108,319	—	77,942	24,642	10,753	132,010
Investing	—	—	—	—	6,499	—	—	—	—
Other (including Exited Lines)	—	32,119	13	(25)	—	3,062	595	(346)	(171)
Unallocated	—	—	—	—	—	—	—	1,350	—

Total	$11,714	129,236	62,139	108,294	6,499	81,004	25,237	11,757	131,839

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule IV — Reinsurance

		Ceded to	Assumed from		Percentage of
		Other	Other	Net Premium	Assumed to
	Direct	Companies	Companies	Written	Net

	(In thousands)
Year ended December 31, 2005	$212,953	(26,645)	3,211	189,519	1.7%

Year ended December 31, 2004	$191,136	(25,381)	269	166,024	0.2%

Year ended December 31, 2003	$150,616	(17,869)	(908)	131,839	(0.7)%

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule V — Valuation and Qualifying Accounts

		Additions

		Charged/
	Balance at	(Credited)	Charged to		Balance at
	Beginning	to Costs and	Other	Deductions	End of
	of Period	Expenses	Accounts	(1)	Period

Year ended December 31, 2005
Allowance for uncollectible:
Premiums in course of collection	$79	(10)		11	58

Reinsurance	$1,285	—	—	—	1,285

Year ended December 31, 2004
Allowance for uncollectible:
Premiums in course of collection	$204	(118)	—	7	79

Reinsurance	$1,382	(97)	—	—	1,285

Year ended December 31, 2003
Allowance for uncollectible:
Premiums in course of collection	$898	(127)	—	567	204

Reinsurance	$1,382	—	—	—	1,382

(1)	Deductions include write-offs of amounts determined to be uncollectible.
See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)
Schedule VI — Supplemental Information Concerning Property —
Casualty Insurance Operations

			Loss and Loss
	Liability for		Adjustment Expenses
	Unpaid	Discount,	(Benefits) Incurred
	Losses and	if any,	Related to		Paid Losses and
	Loss	Deducted			Loss
	Adjustment	from	Current	Prior	Adjustment
	Expenses	Reserves	Period	Periods	Expenses

Year ended December 31, 2005	$211,647	—	112,946	5,400	67,898

Year ended December 31, 2004	$153,236	—	78,015	11,051	57,812

Year ended December 31, 2003	$129,236	—	53,961	27,043	47,509

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2005.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      As of the end of the period covered by this report, ProCentury carried out an evaluation, under the supervision and with the participation of the our management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) and Treasurer, of the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (“Disclosure Controls”).
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
Management’s Report on Internal Control over Financial Accounting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
      There were no changes in ProCentury’s internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10.	Directors and Executive Officers of the Registrant
EXECUTIVE OFFICERS
      The following table sets forth certain information concerning our executive officers as of March 15, 2006:

Name	Age	Position with ProCentury

Edward F. Feighan	58	Chairman of the Board, President, Chief Executive Officer
Erin E. West	30	Chief Financial Officer and Treasurer
Christopher J. Timm	49	Executive Vice President and Director
Greg D. Ewald	52	Senior Vice President of Underwriting
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
      Erin E. West was named Chief Financial Officer and Treasurer in October 2005. Ms. West served under our former Chief Financial Officer, Mr. Charles D. Hamm, Jr., as Chief Financial Officer of Century since July 2004 and Vice President of Century since December 2003. Ms. West also serves as Director, Secretary and Treasurer of both insurance subsidiaries, Century Surety Company and ProCentury Insurance Company. Ms. West is a certified public accountant and was formerly a Supervising Senior with KPMG LLP from 1997 to 2001.
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
      Greg D. Ewald has served as Senior Vice President of Underwriting for Century Surety Company, the main insurance subsidiary of ProCentury Corporation, since 2000. Mr. Ewald also serves as a Director of both Century Surety Company and ProCentury Insurance Company and is a Director and President of ProCentury Risk Partners Insurance Company, a D.C. captive insurer subsidiary of ProCentury Corporation. Previously, Mr. Ewald was Senior Vice President for Acceptance Insurance Company from 1990 to 2000 and for Underwriters Reinsurance Company (now Swiss Re) from 1979 to 1990.
      The other information required by Item 10 is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance — Board of Directors — Committees — Audit Committee,” “Corporate Governance — Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement relating to our annual meeting of shareholders to be held May 15, 2006.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated herein by reference to the information under the heading “Executive Compensation” contained in our proxy statement relating to our annual meeting of shareholders to be held on May 15, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 12 is incorporated herein by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement relating to its annual meeting of shareholders to be held on May 15, 2006.
Equity Compensation Plans
      The following table shows certain information as of December 31, 2005 with respect to compensation plans under which our common shares are authorized for issuance:

Number of
	Common Shares to		Number of
	be Issued Upon	Weighted Average	Common Shares
	Exercise of	Exercise Price of	Remaining
	Outstanding	Outstanding	Available for Future
Plan Category	Options	Options	Issuance(1)

Equity compensation plans approved by shareholders	382,000	$10.50	586,084
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	382,000	$10.50	586,084

(1)	Shares may be issued upon exercise of options or in the form of appreciation rights, performance units, restricted stock or restricted stock units.

Item 13.	Certain Relationships and Related Transactions
      The information required in Item 13 is incorporated herein by reference to the information under heading “Certain Relationships and Related Transactions” contained in our proxy statement relating to it annual meeting of shareholder to be held May 15, 2006.

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is incorporated by reference to the information under the heading “Independent Accountants’ Fees” contained in our proxy statement relating to its annual meeting of shareholders to be held on May 15, 2006.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements

Reports of independent registered public accounting firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the three years ended December 31, 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2005

Consolidated Statements of Cash Flows for the three years ended December 31, 2005

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

Edward F. Feighan,
Chairman, President and Chief
Executive Officer
Date: March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

Edward F. Feighan	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

Erin E. West	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2006

Michael J. Endres	Director	March 15, 2005

Robert F. Fix	Director	March 15, 2006

Jeffrey A. Maffett	Director	March 15, 2006

Press C. Southworth III	Director	March 15, 2006

Christopher J. Timm	Director	March 15, 2006

Alan R. Weiler	Director	March 15, 2006

Robert J. Woodward, Jr.	Director	March 15, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-50641))
3.2	Amended and Restated Code of Regulations of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-50641))

4.1	Specimen Certificate for common shares, without par value, of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.2	Indenture, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.3	Amended and Restated Declaration of Trust, dated as of December 4, 2002, by and among State Street Bank and Trust Company of Connecticut, ProFinance Holdings Corporation and Steven R. Young and John Marazza, as Administrators (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.4	Guarantee Agreement, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.5	Indenture, dated as of May 15, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.6	Amended and Restated Declaration of Trust, dated as of May 15, 2003, by and among U.S. Bank National Association, ProFinance Holdings Corporation and Steven R. Young and John Marazza, as Administrators (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

4.7	Guarantee Agreement, dated as of May 15, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.1	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and Edward F. Feighan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.2	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and John A. Marazza (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.3	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and Christopher J. Timm (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.4	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and Charles D. Hamm (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.5	Employment Agreement, dated as of February 22, 2006, by and between ProCentury Corporation and Erin E. West(1)

10.6	Separation Agreement by and between ProCentury Corporation and John A. Marazza, dated January 21, 2005 (incorporated herein by reference to ProCentury Corporation’s Current Report on Form 8-K dated January 21, 2005 (File No. 000-50641))(1)

10.7	Consulting Agreement by and between ProCentury Corporation and Charles D. Hamm, dated September 20, 2005 (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 000-50641))(1)

Exhibit
Number	Description

10.8	Form of ProCentury Corporation Indemnification Agreement by and between ProCentury Corporation and each member of its Board of Directors (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.9	ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.10	ProCentury Corporation Deferred Compensation Plan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.11	ProCentury Corporation Deferred Compensation Plan Rabbi Trust Agreement (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.12	ProCentury Corporation Annual Incentive Plan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

10.13	Form of Restricted Stock Award Agreement for Restricted Stock under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)

10.14	Form of Stock Option Agreement for Non-Qualified Stock Options under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)

10.15	Form of Stock Option Agreement for Incentive Stock Options under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)

10.16	Form of Restricted Stock Award Agreement for Restricted Stock for Executive Officers under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)

10.17	Form of Stock Option Agreement for Non-Qualified Stock Options for Executive Officers under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)

10.18	Form of Restricted Stock Award Agreement for Performance Vesting Restricted Stock under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 000-50641))(1)

10.19	Form of Stock Option Agreement for Non-Qualified Stock Options Granted to Non-Employee Directors under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 000-50641))(1)

10.20	Transitional Administrative Agreement, effective as of January 1, 2004, by and among ProCentury Corporation, Evergreen National Indemnity Corporation and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.21	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Century Surety Company by Evergreen National Indemnity Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.22	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Continental Heritage Insurance Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.23	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Evergreen National Indemnity Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

Exhibit
Number	Description

10.24	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Evergreen National Indemnity Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.25	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Continental Heritage Insurance Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.26	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Century Surety Company by Evergreen National Indemnity Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.27	Software License Agreement, effective as of January 1, 2004, by and among Century Surety Company, Evergreen National Indemnity Company and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

10.28	Software Support and Maintenance Agreement, effective as of January 1, 2004, by and among Century Surety Company, Evergreen National Indemnity Company and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

21	Subsidiaries of ProCentury Corporation

23	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(2)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.