Form 10-Q
period 2006-03-31
PROCENTURY CORP
filed 2006-05-10
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
000-50641
(Commission File Number)

PROCENTURY CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio	31-1718622
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

465 Cleveland Avenue	43082
Westerville, Ohio	(Zip Code)
(Address of principal executive offices)
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
☐ Yes ☑ No
     As of May 10, 2006, the registrant had 13,211,019 outstanding Common Shares, without par value.

PROCENTURY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Premiums earned	$49,002	41,520
Net investment income	4,426	3,159
Net realized investment gains (losses)	21	(59)

Total revenues	53,449	44,620

Losses and loss expenses	30,439	25,727
Amortization of deferred policy acquisition costs	12,066	10,220
Other operating expenses	3,923	3,065
Severance expense	—	793
Interest expense	543	417

Total expenses	46,971	40,222

Income before income tax expense	6,478	4,398
Income tax expense	1,878	1,319

Net income	$4,600	3,079

Basic net income per share	$0.35	0.24

Diluted net income per share	$0.35	0.23

Weighted average of shares outstanding — basic	13,100,705	13,046,339

Weighted average of shares outstanding — diluted	13,200,571	13,129,546

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets
Investments
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2006, $325,642; 2005, $306,237)	$318,836	302,632
Held-to-maturity, at amortized cost (fair value 2006, $1,101; 2005, $1,118)	1,125	1,128
Equities (available-for-sale):
Equity securities, at fair value (cost 2006, $28,657; 2005, $27,521)	28,401	26,941
Bond mutual funds, at fair value (cost 2006, $15,732; 2005, $18,516)	15,221	17,852
Short-term investments, at amortized cost	12,499	12,229

Total investments	376,082	360,782
Cash and equivalents	6,189	5,628
Premiums in course of collection, net	13,098	14,849
Deferred policy acquisition costs	21,418	20,649
Prepaid reinsurance premiums	10,691	10,989
Reinsurance recoverable on paid losses, net	7,703	6,422
Reinsurance recoverable on unpaid losses, net	39,179	37,448
Deferred federal income tax asset	10,687	9,151
Other assets	8,292	8,227

Total assets	$493,339	474,145

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$223,780	211,647
Unearned premiums	96,763	95,631
Long term debt	25,000	25,000
Accrued expenses and other liabilities	7,223	6,893
Reinsurance balances payable	3,724	2,572
Collateral held	10,513	11,014
Income taxes payable	2,365	185

Total liabilities	369,368	352,942

Shareholders’ equity:
Common stock, without par value:
Common shares — Issued and outstanding 13,211,019 shares at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	99,841	100,202
Retained earnings	29,050	24,846
Unearned compensation	—	(695)
Accumulated other comprehensive loss, net of taxes	(4,920)	(3,150)

Total shareholders’ equity	123,971	121,203

Total liabilities and shareholders’ equity	$493,339	474,145

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005
Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	100,202	100,103
Impact of adoption of SFAS 123R	(695)	—
Shares issued under share compensation plans	302	36
Tax benefit on share compensation plans	32	—

End of period	99,841	100,139

Retained earnings:
Beginning of period	24,846	15,727
Net income	4,600	3,079
Dividend declared (2006, $0.03/share and 2005, $0.02/share)	(396)	(265)

End of period	29,050	18,541

Unearned share compensation:
Beginning of period	(695)	(1,413)
Impact of adoption of SFAS 123R	695	322

End of period	—	(1,091)

Accumulated other comprehensive loss, net of taxes:
Beginning of period	(3,150)	820
Unrealized holding losses arising during the period, net of reclassification adjustment	(1,770)	(3,135)

End of period	(4,920)	(2,315)

Total shareholders’ equity	$123,971	115,274

Comprehensive Income (Loss)
Net income	$4,600	3,079
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period:
Gross	(2,703)	(4,881)
Related federal income tax benefit	947	1,708

Net unrealized losses	(1,756)	(3,173)

Reclassification adjustment for gains (losses) included in net income
Gross	21	(59)
Related federal income tax (expense) benefit	(7)	21

Net reclassification adjustment	14	(38)

Other comprehensive loss	(1,770)	(3,135)

Total comprehensive income (loss)	$2,830	(56)

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows provided by operating activities:
Net income	$4,600	3,079
Adjustments:
Net realized investment (gains) losses	(21)	59
Deferred federal income tax benefit	(583)	(572)
Share-based compensation expense	302	358
Changes in assets and liabilities:
Premiums in course of collection, net	1,751	(3,610)
Deferred policy acquisition costs	(769)	(95)
Prepaid reinsurance premiums	298	312
Reinsurance recoverable on paid and unpaid losses, net	(3,012)	(2,393)
Income taxes payable	2,180	(1,390)
Losses and loss expense reserves	12,133	12,500
Unearned premiums	1,132	454
Other, net	807	3,009

Net cash provided by operating activities	18,818	11,711

Cash flows used in investing activities:
Purchases of equity securities	(3,178)	(31,159)
Purchases of fixed maturity securities available-for-sale	(29,175)	(35,034)
Proceeds from sales of equity securities	4,627	18,935
Proceeds from sales and maturities of fixed maturities available-for-sale	9,481	31,673
Change in receivable/payable for securities	622	2,043
Net proceeds from sale of short-term investments	(270)	(1,017)

Net cash used in investing activities	(17,893)	(14,559)

Cash flows used in financing activities:
Dividend paid to shareholders	(396)	(265)
Tax benefit on share compensation plans	32	—

Net cash used in financing activities	(364)	(265)

Decrease in cash and equivalents	561	(3,113)
Cash and equivalents at beginning of year	5,628	6,681

Cash and equivalents at end of period	$6,189	3,568

Supplemental disclosure of cash flow information:
Interest paid	$548	417

Federal income taxes paid	$250	3,281

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2006
(Unaudited)
(1)	Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements and notes include the accounts of ProCentury Corporation, (the “Company” or “ProCentury”) and its wholly owned insurance subsidiary, Century Surety Company (“Century”). The interim unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, the interim unaudited consolidated condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the interim periods have been included. These interim unaudited consolidated condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company’s audited consolidated financial statements, included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Share Option Accounting

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified prospective application transition method. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company previously followed the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), and other related accounting interpretations for the Company’s share option and restricted common share plans utilizing the “intrinsic value method.” The Company also followed the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the Company’s share option grants, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment of FASB Statement No. 123.

Under the modified prospective method, all unvested employee share options and restricted stock are being expensed over the remaining vesting period based on the fair value at the date the options were granted. In addition, SFAS No. 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of compensation expense reflected in its financial statements as a cash inflow from financing activities in its statement of cash flows rather than as an operating cash flow as in prior periods.

If the Company recorded compensation expense for it share grants based on the intrinsic value method as previously required by APB Opinion No. 25, the Company’s following financial information for the three months ended March 31, 2006 would have been adjusted to the pro forma amounts as indicated in the following table:

	Three Months Ended March
	31, 2006
	(In thousands, except per share
	data)
	As reported	ProForma
Income before income tax	$6,478	6,518
Net income	4,600	4,626
Net cash provided by operating activities	18,818	18,786
Net cash used in financing activities	(364)	(396)
Basic net income per share	$0.35	0.35
Diluted net income per share	$0.35	0.35
If the Company recorded compensation expense for its share option grants based on the “fair value method” as previously required by SFAS No. 123, the Company’s net income and earnings per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts as indicated in the following table:

Three
Months
Ended March
31,
2005
(In thousands,
except per
share data)
Net income:
As reported	$3,079
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	232
Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(592)
Pro forma	$2,719

Basic income per common share:
As reported	$0.24

Pro forma	$0.21

Diluted income per common share:
As reported	$0.23

Pro forma	$0.21

The fair values of the share options are estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31, 2005
Risk free interest rate	3.69%
Dividend yield	0.76%
Volatility factor	0.231
Weighted average expected option life	6.1	Years
(2)	Income per Common Share

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

	Three Months Ended March 31, 2006
	(In thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$4,600	13,100,705	$0.35
Effect of Dilutive Securities
Restricted common shares and share options	—	99,866	—

Diluted EPS
Net income	$4,600	13,200,571	$0.35

	Three Months Ended March 31, 2005
	(In thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$3,079	13,046,339	$0.24
Effect of Dilutive Securities
Restricted common shares and share options	—	83,207	0.01

Diluted EPS
Net income	$3,079	13,129,546	$0.23

(3)	Investments

The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities classified as held-to-maturity were as follows:

	March 31, 2006
	(In thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$89	9	—	97
Agencies not backed by the full faith and credit of the U.S. Government	1,036	—	(32)	1,004

Total	$1,125	9	(32)	1,101

	December 31, 2005
	(In thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$89	13	—	102
Agencies not backed by the full faith and credit of the U.S. Government	1,039	—	(23)	1,016

Total	$1,128	13	(23)	1,118

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed-maturity and equity securities classified as available-for-sale were as follows:

	March 31, 2006
	(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Fixed maturities:
U.S. Treasury securities	$3,673	—	(80)	3,593
Agencies not backed by the full faith and credit of the U.S. Government	14,532	—	(450)	14,082
Obligations of states and political subdivisions	153,876	100	(2,490)	151,486
Corporate securities	35,642	32	(1,115)	34,559
Mortgage-backed securities	39,439	26	(1,420)	38,045
Collateralized mortgage obligations	34,203	55	(944)	33,314
Asset-backed securities	44,277	269	(789)	43,757

Total fixed maturities	325,642	482	(7,288)	318,836

Equities:
Equity securities	28,657	353	(609)	28,401
Bond mutual funds	15,732	30	(541)	15,221

Total equities	44,389	383	(1,150)	43,622

Total	$370,031	865	(8,438)	362,458

	December 31, 2005
	(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Fixed maturities:
U.S. Treasury securities	$3,688	1	(53)	3,636
Agencies not backed by the full faith and credit of the U.S. Government	14,526	—	(230)	14,296
Obligations of states and political subdivisions	142,932	387	(1,037)	142,282
Corporate securities	36,689	40	(876)	35,853
Mortgage-backed securities	40,910	31	(880)	40,061
Collateralized mortgage obligations	27,943	15	(606)	27,352
Asset-backed securities	39,549	238	(635)	39,152

Total fixed maturities	306,237	712	(4,317)	302,632
Equities:
Equity securities	27,521	215	(795)	26,941
Bond mutual funds	18,516	15	(679)	17,852

Total equities	46,037	230	(1,474)	44,793

Total	$352,274	942	(5,791)	347,425

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment and are recorded as a realized loss in the interim unaudited consolidated condensed statements of operations. No other-than-temporary declines were realized during the three months ended March 31, 2006 or 2005.

The fair values and gross unrealized losses for securities held by the Company and assessed as temporarily impaired by management, categorized by the length of time that the individual securities have been in a continuous unrealized loss position, as of March 31, 2006 and 2005 are as follows:

	March 31, 2006
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
	(In thousands)
Fixed Maturity Securities:
U.S. Treasury Securities	$—	—	1,004	(32)	1,004	(32)

Total	$—	—	1,004	(32)	1,004	(32)

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	March 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Fixed maturity securities:
U.S. Treasury securities	$2,276	(37)	1,317	(43)	3,593	(80)
Obligations of U.S. government corporations and agencies	8,456	(225)	5,626	(225)	14,082	(450)
Obligations of states and political subdivisions	116,937	(1,842)	22,205	(648)	139,142	(2,490)
Corporate securities	11,286	(307)	20,089	(808)	31,375	(1,115)
Mortgage-backed securities	21,615	(754)	15,927	(666)	37,542	(1,420)
Collateralized mortgage obligations	18,603	(507)	12,882	(437)	31,485	(944)
Asset-backed securities	22,097	(521)	7,143	(268)	29,240	(789)

Total	201,270	(4,193)	85,189	(3,095)	286,459	(7,288)
Equities:
Equity securities	12,284	(331)	4,286	(278)	16,570	(609)
Bond mutual funds	8,564	(275)	6,189	(266)	14,753	(541)

Total	20,848	(606)	10,475	(544)	31,323	(1,150)

Grand Total	$222,118	(4,799)	95,664	(3,639)	317,782	(8,438)

At March 31, 2006, the Company had 109 fixed income securities and 12 equity securities that have been in an unrealized loss position for one year or longer. Of the fixed income securities, 108 are investment grade, of which 104 of these securities are rated A1/A or better (including 69 securities which are rated AAA). The one remaining non-investment grade fixed income security is rated BB+ and has a fair value equal to 98.3% of its book value as of March 31, 2006. One of the equity securities that has been in an unrealized loss position for one year or longer relates to a closed end preferred stock fund which continues to pay its regular dividend on a monthly basis and also has an underlying net asset value per share that exceeds its price per share as of March 31, 2006. One of the equity securities relates to an investment in an open end high quality short duration bond fund, of which the underlying assets are all rated AAA. Finally, the ten remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved financial performance during the past twelve months. In addition, these ten equity securities have an aggregate fair market value equal to 95.4% of their book value as of March 31, 2006. All 109 of the fixed income securities are current on interest and principal and all 12 of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes the declines are temporary and are not indicative of other-than-temporary impairments.

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

Net loss and loss expenses incurred were $30.4 million for the quarter ended March 31, 2006, compared to $25.7 million for the quarter ended March 31, 2005. In the first quarter of 2006, the Company recorded $29.7 million of incurred losses and loss expenses attributable to the 2006 accident year and $702,000 attributable to events of prior years. In the first quarter of 2005, the Company recorded $23.8 million of incurred losses and loss expenses attributable to the 2005 accident year and $1.9 million attributable to events of prior years.

The increases for the first quarter of 2006 related to prior years were due to incurred amounts above our expectations in our casualty business included in our property and casualty segment. The increases were primarily due to reported incurred amounts above our expectations for the 2004 and 2003 accident year, an increase in our legal reserves related to expected arbitration with our reinsurers over a disputed claim and an increase in reserves for accident years 1996 and 1997 as a result of higher than anticipated loss, legal and settlement costs. The increase in casualty reserves was partially offset by favorable development in our 2004 and 2005 property line included in our property and casualty segment.

The increases for the first quarter of 2005 related to prior year resulted principally from construction defect claims within the casualty line of business included in our property and casualty segment. During the first three months of 2005, the Company established reserves for two contribution action settlements that were anticipated to be paid within the year. This development was slightly offset by favorable claim count development, while claim severities continued to be within the Company’s expectations. Prior year development for construction defect claims was $1.4 million for the three months ended March 31, 2005.

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

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	For the Three Months
	Ended March 31,
	2006	2005
Premiums written:
Direct	$57,275	47,318
Assumed	754	314
Ceded	(7,597)	(5,346)

Net premiums written	$50,432	42,286

Premiums earned:
Direct	56,085	46,963
Assumed	812	215
Ceded	(7,895)	(5,658)

Net premiums earned	$49,002	41,520

Losses and loss expenses incurred:
Direct	$34,294	31,894
Assumed	104	(270)
Ceded	(3,959)	(5,897)

Net losses and loss expenses incurred	$30,439	25,727

In 1998 and 1999, the Company had its quota share and excess of loss reinsurance agreements with three reinsurance companies for its the workers’ compensation line of business. These agreements were entered into through an intermediary, which was ordered into liquidation in 2000. Since that time, the Company attempted to collect the losses directly from one of the reinsurers. On March 22, 2006, the Company’s effort to vacate an adverse award received in arbitration related to this reinsurer proved unsuccessful. As such, the Company is currently in the process of turning the claims over to the liquidator of the intermediary and increased the Company’s reserve to $1.5 million from $1.3 million in the event the Company is unable to fully collect the amounts due. As of March 31, 2006, the Company had approximately $2.9 million of recoverables related to these reinsurance agreements, of which $1.1 million related to the quota share agreements and $1.8 million related to the excess of loss agreements.

In addition, in 2005, the Company notified its reinsurers of a claim in the amount of $4.0 million for which coverage is now being disputed by certain reinsurers. The Company has filed a notice of arbitration against one of its reinsurers on this claim and may file for arbitration against the others if current negotiations are not successful. On March 31, 2006, the Company established a $250,000 reserve related to the potential arbitrations.

(6)	Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisition costs deferred and amortized:

	For the Three Months
	Ended March 31,
	2006	2005
Balance at beginning of year	$20,649	17,411
Policy acquisition costs deferred	12,835	10,315
Amortization of deferred policy acquisition costs	(12,066)	(10,220)

Balance at end of quarter	$21,418	17,506

(7)	Federal Income Taxes

The income tax provision for the three months ended March 31, 2006 and 2005 has been computed based on our estimated annual effective tax rate of 29.0% and 30.0%, respectively, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

(8)	Commitments and Contingencies

The Company is a defendant in various lawsuits in the ordinary course of its business. In the opinion of management, the effects, if any, of such lawsuits are not expected to be material to the Company’s consolidated financial position or results from operations.

(9)	Employee Benefits

During 2004, the Company adopted and the shareholders approved a stock option plan that provided tax-favored incentive stock options (qualified options), non-qualified share options to employees and qualified board members that do not qualify as tax-favored incentive share options (non-qualified options), time-based restricted shares that vest solely on service provided and restricted shares that vest based on achieved performance metrics. Any compensation cost is recorded in the same captions as the salary expense of the employee (i.e. the compensation cost for the Chief Investment Officer is recorded in net investment income).

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

For both non-qualified and qualified options, the option exercise price equals the stock’s fair market value on the date of the grant. In accordance with SFAS No. 123R, compensation expense is recorded over the service period based on the grant date fair market value of the options. The fair market value is determined by the Company using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123R, in accordance with APB No. 25, no compensation was recorded for the qualified and non-qualified share options as the market value on the grant dates equaled the exercise price.

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

The performance-based restricted shares are granted to key executives and vest annually over a four year period based on achieved specified performance metrics. In accordance with SFAS 123R, compensation cost is measured on the grant date at the grant date market value and recorded over the service period. Prior to the adoption of SFAS 123R, compensation expense for performance-based restricted share awards was recognized based on the fair value of the awards at the end of the period.

The Company may grant options for up to 1.2 million shares under the plan. Through December 31, 2005, the Company had granted 287,000 non-qualified options, 95,000 qualified options, 156,000 time-based restricted shares and 55,024 performance-based restricted shares under the share plan. On January 3, 2006, the Company granted an additional 112,500 qualified options.

A summary of the status of the option plan for the three months ended March 31, 2006 and for the year ended December 31, 2005 are presented in the following table:

	March 31, 2006		December 31, 2005
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	382,000	$10.49	364,000	$10.50
Granted	112,500	10.64	18,000	10.30
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	494,500	$10.52	382,000	$10.49

Exercisable at end of period	253,684	$10.50	217,393	$10.50

Weighted-average fair value of options granted during year		$3.07		$2.99

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006 and 2005:

	Three Months
	Ended		Year Ended
	March 31,		December 31
	2006		2005
Risk free interest rate	4.06%		4.03%
Dividend yield	0.95%		0.76%
Volatility factor	23.1%		23.14%
Weighted average expected option life	7	Years	7	Years
Information on the range of exercise prices for options outstanding as of March 31, 2006, is as follows:

	Options Outstanding			Options Excercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Exercisable	Average
	Outstanding	Contract	Exercise	as of	Exercise
Price Range	Options	Life	Price	March 31, 2006	Price
$10.20	12,000	9.2	$10.20	3,330	$10.20
$10.50	370,000	8.1	$10.50	242,714	$10.50
$10.64	112,500	9.8	$10.64	7,634	$10.64

A summary of all employee time-based restricted share activity during the three months ended March 31, 2006 and the year ended December 31, 2005 are as follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Price	Shares	Grant Price
Beginning of year	68,033	$10.22	137,049	$10.31
Add (deduct):
Granted	—	—	—	—
Vested	(2,742)	10.58	(31,593)	10.28
Cancelled	—	—	(37,423)	10.50

End of year	65,291	$10.20	68,033	$10.22

In January 2005 and September 2005, the Company modified two executives’ time-based restricted share awards in connection with the termination of their employment to accelerate the vesting period. As such, the Company accounted for the modifications as cancellations of a fixed award and a grant of a variable award, which are valued at the fair market value on the monthly vesting date. During 2005, the Company recorded $231,924 of compensation expense related to the January modification and $42,617 related to the September modification. During the first three months of 2006, the Company recorded no compensation expense related the January modification and $50,722 related to the September modification. All shares related to the January modification have vested as of December 31, 2005 and 8,170 shares related to the September modification remain unvested at March 31, 2006.

A summary of all employee performance-based restricted share activity during the quarters ended March 31, 2006 and 2005 are as follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Price	Shares	Grant Price
Beginning of year	37,365	$10.50	—	$—
Add (deduct):
Granted	—	—	55,024	10.50
Vested	(9,341)	10.50	—	—
Cancelled	—	—	(17,659)	10.50

End of year	28,024	$10.50	37,365	$10.50

Of the performance-based restricted share awards granted in March of 2005, an award for 17,659 shares was modified in accordance with the agreement entered into in connection with the termination of an executive officer’s employment in September 2005. As such, the award was treated as cancelled on September 30, 2005 due to a modification of the award to accelerate the vesting of the shares, change the vesting from annual vesting to monthly vesting and remove the performance based restrictions. As such, the award is treated as a variable award which is valued at the fair market value on the monthly vesting date. During 2005, the Company recorded $46,058 compensation expense related to the restricted shares. During the first three months of 2006, the Company recorded $54,818 compensation expense related to the restricted shares and 8,829 shares remain unvested at March 31, 2006.

(10)	Segment Reporting Disclosures

The Company operates in the Property and Casualty Lines (“P/C”) (including general liability, multi-peril, commercial property and garage liability).

The Company’s other (including exited lines) include the surety business and the Company’s exited lines, such as workers’ compensation and commercial auto/trucking. A limited amount of surety business is written in order to maintain Century’s U.S. Treasury listing.

All investment activities are included in the investing operating segment.

The Company considers many factors, including economic similarity, the nature of the underwriting units’ insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

Segment profit or loss for each of the Company’s segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premium net of loss and loss expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with GAAP as a measure of profitability. Segment profit for the Investing operating segment is measured by net investment income and net realized gains or losses. The Company does not allocate assets, including goodwill, to the P/C and Other operating segments for management reporting purposes. The total investment portfolio and cash are allocated to the Investing operating segment.

Following is a summary of segment disclosures:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Segment revenue:
P/C	$48,343	41,513
Investing	4,447	3,100
Other (including exited lines)	659	7

Segment revenue	$53,449	44,620

Segment profit (loss):
P/C	$2,288	2,938
Investing	4,447	3,100
Other (including exited lines)	377	(561)

Segment profit	$7,113	5,477

Segment assets:
Investing	$376,082	318,436
Assets not allocated	117,257	90,981

Total consolidated assets	$493,339	409,417

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Income before income taxes:
Segment profit	$7,113	5,477
Unallocated amounts:
Corporate expenses	(92)	(662)
Interest expense	(543)	(417)

Income before income taxes	$6,478	4,398

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2006
P/C	$14,433	33,910	—	48,343
Other (including exited lines)	—	—	659	659

Earned premiums	$14,433	33,910	659	49,002

Three Months Ended March 31, 2005
P/C	$14,416	27,097	—	41,513
Other (including exited lines)	—	—	7	7

Earned premiums	$14,416	27,097	7	41,520

The Company does not manage property and casualty products at this level of detail.

(11)	Dividend to Common Shareholders

On March 13, 2006, the Board of Directors declared a dividend of $0.03 per common share that was paid on April 17, 2006 to shareholders of record as of March 27, 2006. The dividends were accrued in the accompanying March 31, 2006 interm unaudited consolidated condensed balance sheet in the caption accrued expenses and other liabilities.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated condensed financial statements and the notes to those statements included in this Form 10-Q. Some of the statements in this report, including those set forth in the discussion and analysis below, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements are described under the heading “Risks Related to Our Business and Industry” in our Annual Report on Form 10-K for the year ended December 31, 2005, and elsewhere in this report, and include, but are not limited to, the following factors:
•	our actual incurred losses may be greater than our loss and loss expense reserves, which could cause our future earnings, liquidity and financial rating to decline.

•	a decline in our financial rating assigned by A.M. Best may result in a reduction of new or renewal business;

•	we are subject to extensive regulation and judicial decisions affecting insurance and tort law, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with certain regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations;

•	our general agents may exceed their authority and bind us to policies outside our underwriting guidelines, and until we effect a cancellation, we may incur loss and loss expenses related to those policies;

•	if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered;

•	our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in government monetary policies, general economic conditions and overall market conditions, all of which impact interest rates;

•	we distribute our products through a select group of general agents, five of which account for a significant part of our business, and such relationships could be discontinued or cease to be profitable;

•	our reinsurers may not pay claims made by us on losses in a timely fashion or may not pay some or all of these claims, in each case causing our costs to increase and our revenues to decline;

•	if we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment;

•	our business is cyclical in nature, which will affect our financial performance and may affect the price of our common shares;

•	if we are unable to compete effectively with the large number of companies in the insurance industry for underwriting revenues, we may incur increased costs and our underwriting revenues and net income may decline;

•	severe weather conditions and other catastrophes may result in an increase in the number and amount of claims experienced by our insureds; and

•	as a holding company, we are dependent on the results of operations of our insurance subsidiary and the regulatory and contractual capacity of our subsidiary to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiary may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends.
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
     Earned Premiums. Earned premiums are the portion of a premium paid by an insured that has been allocated to our revenue, loss experience, expenses, and year to date profit.
     Loss Ratio. Loss ratio is the ratio (expressed as a percentage) of losses and loss expenses incurred to premiums earned. Loss ratio generally is measured on both a gross (direct and assumed) and net (gross less ceded) basis. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio, which is net of ceded reinsurance, is meaningful in evaluating our financial results, as reflected in our consolidated financial statements.
     Expense Ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. We reduce our operating expenses by ancillary income (excluding net investment income and realized gains (losses) on securities) to calculate our net operating expenses. Due to our historically high levels of reinsurance, we calculate our expense ratio on both a gross basis (before the effect of ceded reinsurance) and a net basis (after the effect of ceded reinsurance). Although the net basis is meaningful in evaluating our financial results that are net of ceded reinsurance, as reflected in our consolidated financial statements, we believe the gross expense ratio better reflects the operational efficiency of the underlying business and is a better measure of future trends. Interest expense is not included in the calculation of the expense ratio.

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
     Loss and Loss Expense Reserves. Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, the effect of changes in the law or unexpected judicial and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. See Note 4 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
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
     For additional detail regarding our investment portfolio at March 31, 2006 and December 31, 2005, including disclosures regarding other-than-temporary declines in investment value, see Note 3 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.

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
     We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts more likely than not to be realized. See Note 7 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
Results of Operations
     The table below summarizes certain operating results and key measures we use in monitoring and evaluating operations. The information is intended to summarize and supplement information contained in the interim unaudited consolidated condensed financial statements and to assist the reader in gaining a better understanding of results of operations.

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Selected Financial Data:
Gross written premiums	$58,029	47,632
Premiums earned	49,002	41,520
Net investment income	4,426	3,159
Net realized investment gains (losses)	21	(59)
Total revenues	53,449	44,620
Total expenses	46,971	40,222
Net income	4,600	3,079
Key Financial Ratios:
Loss and loss expense ratio	62.1%	62.0%
Expense ratio	32.6%	33.9%

Combined ratio	94.7%	95.9%

Overview of Operating Results
     For the three months ended March 31, 2006, net income was $4.6 million compared to net income of $3.1 million for the three months ended March 31, 2005. The growth in our overall net income is a direct result of an 18.0% growth in our earned premium as a result of favorable market conditions in the southeast and growth in program business that began in 2005.
     More specifically, premiums earned increased over the same period in 2005 approximately $7.5 million, or 18.0%, principally from an increase in the volume of business which was offset by slight rate declines in both property and casualty lines of business. Net investment income for the three months ended March 31, 2006 was $4.4 million compared to $3.2 million for the three months ended March 31, 2005, which was due to higher invested assets as a result of our operating cash flows, as well as a higher yield on invested assets. Our taxable equivalent yield increased to 5.7% at March 31, 2006 from 5.1% at March 31, 2005.
     The increase in total revenue was partially offset by an increase in total expenses. Loss and loss expenses and amortization of deferred acquisition costs increased approximately $4.7 million and $1.9 million, respectively, for the first quarter of 2006 compared to the same quarter in 2005 due to the continued growth in premiums. The loss and loss expense ratios for the three months ended March 31, 2006 and 2005 were 62.1% and 62.0%, respectively. The expense ratios for the three months ended March 31, 2006 and 2005 were 32.6% and 33.9%, respectively. The decrease in the expense ratio for the quarter is a direct result of the severance expense that occurred in the first quarter of 2005. No severance expense was incurred in the first three months of 2006.
Revenues
     Premiums
     Premiums include insurance premiums underwritten by Century (which are referred to as direct premiums) and insurance premiums assumed from other insurers generally in states where Century is not licensed (which are referred to as assumed premiums). We refer to direct and assumed premiums together as gross premiums.
     Written premiums are the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Written premiums become premiums earned over the policy period. Barring premium changes, if an insurance company writes the same mix of business each year, written premiums and premiums earned will be equal, and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than written premiums. Conversely, during periods of decline in written premiums, the unearned premium reserve will decrease, causing premiums earned to be greater than written premiums.
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
     Our property/casualty segment primarily includes general liability, commercial property, multi-peril and garage liability insurance for small and mid-sized businesses. The other (including exited lines) segment primarily includes our surety business, including landfill and specialty surety that is written in order to maintain Century’s U.S. Treasury listing, workers’ compensation, which was exited in January 2002, and commercial auto/trucking, which was exited in May 2000.
     The following table presents our gross written premiums in our primary segments and provides a summary of gross, ceded and net written premiums and net premiums earned for the periods indicated.

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Gross written premiums
Property/casualty	$57,090	47,575
Other (including exited lines)	939	57

Total gross written premiums	58,029	47,632
Ceded written premiums	7,597	5,346

Net written premiums	$50,432	42,286

Net premiums earned	$49,002	41,520

Net written premiums to gross written premiums	86.9%	88.8%
Net premiums earned to net written premiums	97.2%	98.2%
Net writings ratio (1)	1.6	1.4

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.
     Gross Written Premiums
     Gross written premiums increased to $58.0 million for the quarter ended March 31, 2006, an increase of 21.8% from $47.6 million for the same period in 2005. This fluctuation was primarily due to an increase in volume of our property/casualty segment which was slightly offset by minimal rate declines across our book of business. Gross written premiums for our casualty and property lines of businesses increased $4.2 million and $5.3 million, respectively, in the first quarter of 2006.
     Net Written Premiums and Premiums Earned
     Net written premiums for the three months ended March 31, 2006 were $50.4 million, representing an increase of 19.3% compared to the same period in 2005. Net written premiums represented 86.9% of gross written premiums for the three months ended March 31, 2006. This is lower than the relationship of net written premiums to gross written premiums for the three months ended March 31, 2005, reflecting an increase in ceded premium in the current year resulting from higher reinsurance costs and an increase in the amount of facultative reinsurance that is directly related to the increase in property accounts.
     Premiums earned were $49.0 million for the three months ended March 31, 2006, or 97.2% of net written premiums. The relationship of premiums earned to net written premiums during the same period in 2005 increased, reflecting a higher growth rate of premiums in the first quarter of 2006 compared to the first quarter of 2005.
     Net Investment Income
     Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is comprised of interest and dividends earned on these securities, net of related investment expenses.
     Net investment income increased to $4.4 million for the three months ended March 31, 2006, compared to $3.2 million for the same period in 2005. The increase was due to an increase in invested assets, including cash, and higher investment yields. Invested assets, including cash, increased by $15.9 million to $382.3 million as of March 31, 2006 from $366.4 million as of December 31, 2005. The pre-tax investment yield for the three months ended March 31, 2006 was 4.9%, compared to 4.5% for the same period in 2005. In addition, our tax equivalent yield increased to 5.7% as of March 31, 2006 from 5.1% as of March 31, 2005.
     Realized Gains (Losses) on Securities
     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.

     We realized net investment gains of $21,000 on the sale of securities for the three months ended March 31, 2006 compared to $59,000 of net investment losses for the quarter ended March 31, 2005. No other-than-temporary declines were realized in the first quarters of 2006 or 2005.
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
     Net losses and loss expenses increased to $30.4 million for the three months ended March 31, 2006 from $25.7 million for the same period in 2005. Net losses and loss expense ratios for the three months ended March 31, 2006 and 2005 were 62.1% and 62.0%, respectively.
     Our reserve for losses and loss expenses at March 31, 2006 was $223.8 million (before the effects of reinsurance) and $184.6 million (after the effects of reinsurance), as estimated through our actuarial analysis. During the first quarter of 2006, we concluded through our actuarial analysis that the December 31, 2005 reserve for losses and loss expenses of $211.6 million (after the effects of reinsurance) was deficient by $702,000 primarily in our casualty business, which was partially offset by favorable development in our property reserves.
     Our reserve for losses and loss expenses (net of the effects of reinsurance) at March 31, 2006 and December 31, 2005 by line was as follows:

	March 31	December 31
	2006	2005
	(In thousands)
Property/casualty:
Casualty	$155,071	142,451
Property	25,547	27,972
Other (including exited lines):
Commercial auto	1,065	936
Workers’ compensation	2,636	2,657
Other	282	183

Net reserves for losses and loss expenses	184,601	174,199
Plus reinsurance recoverables on unpaid losses at end of period	39,179	37,448

Gross reserves for losses and loss expenses	$223,780	211,647

The increase in net loss and loss expenses during the first quarter of 2006 is primarily attributable to our continued growth, an increase in the cost to settle claims and the premium pricing declines experienced throughout 2005 and into 2006.

The increases for the first quarter of 2006 related to prior years were due to incurred amounts above our expectations in our casualty business included in our property and casualty segment. The increases were primarily due to reported incurred amounts above our expectations for the 2003 accident year, an increase in our legal reserves related to expected arbitration with our reinsurers over a disputed claim and an increase in reserves for accident years 1996 and 1997 as a result of higher than anticipated legal and settlement costs. The increase in casualty reserves was offset by favorable development in our 2004 and 2005 property line of the property and casualty segment.
     Operating Expenses
     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$12,066	10,220
Other operating expenses	3,923	3,065

ADAC and other operating expenses	15,989	13,285
Severance expense	—	793
Interest expense	543	417

Total operating expenses	$16,532	14,495

Expense ratio:
ADAC	24.6%	24.6%
Other operating expenses	8.0%	7.4%
Severence	—%	1.9%

Total expense ratio (1)	32.6%	33.9%

(1)	Interest expense is not included in the calculation of the expense ratio.
     Operating expenses increased $2.0 million, to $16.5 million for the three months ended March 31, 2006 from the same period in 2005. The increase is primarily attributable to an increase in ADAC as a result of an increase in the volume of insurance written. The ADAC ratio of 24.6% was consistent for the three months ended March 31, 2006 and 2005.

     The other operating expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 remained stable. The overall expense ratio for the three months ended March 31, 2006 was 32.6%, which is 1.3 percentage points lower than that of the same period in 2005. The decrease in the expense ratio for the three months ended March 31, 2006 when compared to the three months ended March 31, 2005 primarily resulted from the impact of the severance agreement with our former Chief Operating Officer during the first quarter of 2005.
     Interest expense continues to increase based on the increase in interest rates on our Trust Preferred securities, due to the increasing interest rate environment.
Income Taxes
     The income tax provision for the three months ended March 31, 2006 and 2005, has been computed based on our estimated annual effective tax rate of 29.0% and 30.0%, respectively, which differ from the federal income tax rate of 35% principally because of tax-exempt investment income. The decrease in our estimated annual effective tax rate for 2006 compared to 2005 is primarily due to the effect of tax-exempt investment income.
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
     Century is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century may pay dividends to ProCentury without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Century to ProCentury in 2006 is $12.1 million. Century paid ordinary dividends of $1.3 million for the three months ended March 31, 2006. Century did not pay ProCentury any dividends in the first quarter of 2005.
     Century is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities form total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. At December 31, 2005, the statutory surplus of Century was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2005 was $121.8 million and the authorized control level was $33.6 million. Century’s statutory surplus at March 31, 2006 was $124.7 million.
     Consolidated net cash provided by operating activities was $18.8 million for the first three months of 2006, compared to $11.7 million for the same period in 2005. The increase is a direct result of the current year growth in premiums.
     Consolidated net cash used by investing activities was $17.9 million for the first three months of 2006, compared to $14.6 million for the same period in 2005. The increase resulted from our ability to invest the continued increase in net cash provided by operating activities.
     Consolidated net cash used in financing activities was $364,000 for the first three months of 2006, compared to net cash used in financing activities of $265,000 for the same period in 2005. This increase is a result of the increase in the quarterly dividend from $0.02 per share in 2005 to $0.03 per share in 2006.
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
     Our contractual obligations and commercial commitments have not materially changed from that reported in our most recent Form 10-K.

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
     Our cash and investment portfolio increased to $382.3 million at March 31, 2006 from $366.4 million at December 31, 2005 and is summarized by type of investment in Note 3 to the interim unaudited consolidated condensed financial statements included in this Form 10-Q filing. The Company’s taxable equivalent yield increased to 5.7% at March 31, 2006 from 5.2% at December 31, 2005. The increase in the taxable equivalent yield during the first three months of 2006 was a result of the investment of proceeds from maturities and operating cash flows at higher interest rates, which were partially driven by the overall rise in market interest rates. The fair value of our fixed maturities at March 31, 2006 increased to $319.9 million from $303.8 million at December 31, 2005. The fair value of our equity securities decreased to $43.6 million at March 31, 2006 from $44.8 million at December 31, 2005. As of March 31, 2006, the duration of the fixed income portfolio was 4.5 years, unchanged from December 31, 2005. The overall credit quality of the portfolio remained investment grade.
Accounting Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We expect that SFAS No. 155 will not have a material effect on our consolidated financial condition or results of operations.
     In March 2006, the FASB issued statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We expect that SFAS No. 156 will not have a material effect on our financial condition or results of operations.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
     The Company is exposed to market risk, which is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, equity price risk and interest rate risk.
     As of March 31, 2006, there had not been a material change in any of the market risk information disclosed by the Company under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls And Procedures
     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and

the Chief Financial Officer (“CFO”) and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (“Disclosure Controls”).
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
     Based on management’s evaluation of the Company’s Disclosure Controls as of March 31, 2006, management concluded that they provide reasonable assurance that information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
     The risks related to our business and industry have not materially changed from those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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

PROCENTURY CORPORATION

Date May 10, 2006	By:	/s/ Erin E. West
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