Form 10-Q/A
period 2006-03-31
PROCENTURY CORP
filed 2006-06-09
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note
This Amendment No. 1 to our Quarterly Report on Form 10-Q/A amends our certifications filed as Exhibits 31.1 and 31.2 by Edward F. Feighan and Erin E. West pursuant to Rule 13a-14(a)-15d-14(a) for the quarterly period ended March 31, 2006, originally filed on May 10, 2006 (the “Original Filing”). We are filing this Amendment No. 1 to include the language underlined in the text below, which was inadvertently omitted from the Original Filing:
     4. ProCentury’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for ProCentury and have:
b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
This Amendment No. 1 does not affect any other information contained in the Original Filing.
Item 6. Exhibits

The following exhibits are filed herewith:
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

PROCENTURY CORPORATION

Date June 9, 2006	By:	/s/ Erin E. West
Erin E. West
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

5