Form 10-Q
period 2006-06-30
PROCENTURY CORP
filed 2006-08-07
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
☐ Yes  ☑ No
     As of August 7, 2006, the registrant had 13,211,619 outstanding Common Shares, without par value.

PROCENTURY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Premiums earned	$52,565	43,025	101,567	84,545
Net investment income	4,689	3,495	9,115	6,654
Net realized investment losses	(62)	(94)	(41)	(153)

Total revenues	57,192	46,426	110,641	91,046

Losses and loss expenses	32,575	26,587	63,014	52,314
Amortization of deferred policy acquisition costs	12,896	10,335	24,962	20,555
Other operating expenses	4,075	3,474	7,998	6,539
Severance expense	—	—	—	793
Interest expense	567	459	1,110	876

Total expenses	50,113	40,855	97,084	81,077

Income before income tax	7,079	5,571	13,557	9,969
Income tax expense	2,054	1,572	3,932	2,891

Net income	$5,025	3,999	9,625	7,078

Basic net income per share	$0.38	0.31	0.73	0.54

Diluted net income per share	$0.38	0.30	0.73	0.54

Weighted average of shares outstanding — basic	13,114,535	13,052,650	13,107,620	13,049,570

Weighted average of shares outstanding — diluted	13,247,528	13,121,314	13,224,050	13,127,469

Cash dividend per share	$0.035	0.02	0.065	0.04

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets
Investments
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2006, $334,972; 2005, $306,237)	$325,278	$302,632
Held-to-maturity, at amortized cost (fair value 2006, $1,091; 2005, $1,118)	1,121	1,128
Equities (available-for-sale):
Equity securities, at fair value (cost 2006, $29,383; 2005, $27,521)	28,447	26,941
Bond mutual funds, at fair value (cost 2006, $14,367; 2005, $18,516)	13,797	17,852
Short-term investments, at amortized cost	11,621	12,229

Total investments	380,264	360,782
Cash and cash equivalents	8,892	5,628
Premiums in course of collection, net	15,359	14,849
Deferred policy acquisition costs	22,906	20,649
Prepaid reinsurance premiums	10,282	10,989
Reinsurance recoverable on paid losses, net	8,001	6,422
Reinsurance recoverable on unpaid losses, net	41,694	37,448
Deferred federal income tax asset	12,290	9,151
Income tax recoverable	321	—
Other assets	9,706	8,227

Total assets	$509,715	$474,145

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$234,951	$211,647
Unearned premiums	102,277	95,631
Long term debt	25,000	25,000
Accrued expenses and other liabilities	6,744	6,893
Reinsurance balances payable	3,786	2,572
Collateral held	10,453	11,014
Income taxes payable	—	185

Total liabilities	383,211	352,942

Shareholders’ equity:
Common stock, without par value:
Common shares — Issued and outstanding 13,211,619 shares at June 30, 2006 and 13,211,019 shares at December 31, 2005	—	—
Additional paid-in capital	100,171	100,202
Retained earnings	33,611	24,846
Unearned compensation	—	(695)
Accumulated other comprehensive loss, net of taxes	(7,278)	(3,150)

Total shareholders’ equity	126,504	121,203

Total liabilities and shareholders’ equity	$509,715	$474,145

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	100,202	100,103
Impact of adoption of SFAS 123R	(695)	—
Shares issued under share compensation plans	613	63
Exercise of share options	6	—
Tax benefit on share compensation plans	45	—

End of period	100,171	100,166

Retained earnings:
Beginning of period	24,846	15,727
Net income	9,625	7,078
Dividends declared (2006, $0.065/share and 2005, $0.04/share)	(860)	(528)

End of period	33,611	22,277

Unearned share compensation:
Beginning of period	(695)	(1,413)
Impact of adoption of SFAS 123R	695	402

End of period	—	(1,011)

Accumulated other comprehensive (loss) income, net of taxes:
Beginning of period	(3,150)	820
Unrealized holding (losses) gains arising during the period, net of reclassification adjustment	(4,128)	173

End of period	(7,278)	993

Total shareholders’ equity	$126,504	122,425

Comprehensive Income
Net income	$9,625	7,078
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period:
Gross	(11,238)	118
Related federal income tax benefit (expense)	3,933	(44)

Net unrealized (losses) gains	(7,305)	74

Reclassification adjustment for losses included in net income
Gross	(41)	(153)
Related federal income tax benefit	14	54

Net reclassification adjustment	(27)	(99)

Other comprehensive (loss) income	(7,278)	173

Total comprehensive income	$2,347	7,251

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows provided by operating activities:
Net income	$9,625	7,078
Adjustments:
Net realized investment losses	41	153
Deferred federal income tax benefit	(916)	(1,188)
Share-based compensation expense	613	465
Changes in assets and liabilities:
Premiums in course of collection, net	(510)	(5,305)
Deferred policy acquisition costs	(2,257)	(1,508)
Prepaid reinsurance premiums	707	(512)
Reinsurance recoverable on paid and unpaid losses, net	(5,825)	(7,135)
Income taxes payable/receivable	(506)	(2,912)
Losses and loss expense reserves	23,304	30,076
Unearned premiums	6,646	6,610
Other, net	(491)	2,383

Net cash provided by operating activities	30,431	28,205

Cash flows used in investing activities:
Purchases of equity securities	(6,664)	(46,712)
Purchase of fixed maturity securities available-for-sale	(47,435)	(62,864)
Proceeds from sales of equity securities	8,697	39,141
Proceeds from sales and maturities of fixed maturities available-for-sale	17,981	48,154
Acquisition, net of cash acquired	—	(1,002)
Change in short-term investments	608	533

Net cash used in investing activities	(26,813)	(22,750)

Cash flows used in financing activities:
Dividend paid to shareholders	(860)	(528)
Exercise of share options	6	—
Draw on line of credit	500	2,300
Principal payment on line of credit	—	(2,300)

Net cash used in financing activities	(354)	(528)

Increase in cash and cash equivalents	3,264	4,927
Cash and equivalents at beginning of period	5,628	7,681

Cash and equivalents at end of period	$8,892	12,608

Supplemental disclosure of cash flow information:
Interest paid	$1,123	872

Federal income taxes paid	$5,300	6,991

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 30, 2006
(Unaudited)
(1)	Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements and notes include the accounts of ProCentury Corporation (the “Company” or “ProCentury”), and its wholly owned insurance subsidiary, Century Surety Company (“Century”). The interim unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, the interim unaudited consolidated condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the interim periods have been included. These interim unaudited consolidated condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company’s audited consolidated financial statements, included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

If the Company recorded compensation expense for its share option grants based on the “fair value method” as previously required by SFAS No. 123, the Company’s net income and earnings per share for the three and six months ended June 30, 2005 would have been adjusted to the pro forma amounts as indicated in the following table:

	Three	Six
	Months	Months
	Ended June 30,	Ended June 30,
	2005	2005
	(In thousands,	(In thousands,
	except per	except per
	share data)	share data)
Net income:
As reported	$3,999	$7,078
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	84	302
Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(150)	(502)

Pro forma	$3,933	$6,878

Basic income per common share:
As reported	$0.31	$0.54

Pro forma	$0.30	$0.53

Diluted income per common share:
As reported	$0.30	$0.54

Pro forma	$0.30	$0.52

The fair values of the share options are estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three and Six Months Ended
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

	Three Months Ended June 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)
Basic Net Income Per Share
Net income	$5,025	13,114,535	0.38
Effect of Dilutive Securities
Restricted common shares and share options	—	132,993	—

Diluted EPS
Net income	$5,025	13,247,528	0.38

	Three Months Ended June 30, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)
Basic Net Income Per Share
Net income	$3,999	13,052,650	0.31
Effect of Dilutive Securities
Restricted common shares and share options	—	68,664	(0.01)

Diluted EPS
Net income	$3,999	13,121,314	0.30

	Six Months Ended June 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)
Basic Net Income Per Share
Net income	$9,625	13,107,620	0.73
Effect of Dilutive Securities
Restricted common shares and share options	—	116,430	—

Diluted EPS
Net income	$9,625	13,224,050	0.73

	Six Months Ended June 30, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)
Basic Net Income Per Share
Net income	$7,078	13,049,570	0.54
Effect of Dilutive Securities
Restricted common shares and share options	—	77,899	—

Diluted EPS
Net income	$7,078	13,127,469	0.54

(3)	Investments

The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities classified as held-to-maturity were as follows:

	June 30, 2006
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
U.S. Treasury securities	$88	7	—	95
Agencies not backed by the full faith and credit of the U.S. Government	1,033	—	(37)	996

Total	$1,121	7	(37)	1,091

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
U.S. Treasury securities	$89	13	—	102
Agencies not backed by the full faith and credit of the U.S. Government	1,039	—	(23)	1,016

Total	$1,128	13	(23)	1,118

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed-maturity and equity securities classified as available-for-sale were as follows:

	June 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities:
U.S. Treasury securities	$3,658	—	(91)	3,567
Agencies not backed by the full faith and credit of the U.S. Government	14,538	—	(612)	13,926
Obligations of states and political subdivisions	153,058	51	(3,961)	149,148
Corporate securities	35,440	7	(1,345)	34,102
Mortgage-backed securities	38,177	18	(1,809)	36,386
Collateralized mortgage obligations	39,546	22	(1,122)	38,446
Asset-backed securities	50,555	229	(1,081)	49,703

Total fixed maturities	334,972	327	(10,021)	325,278

Equities:
Equity securities	29,383	143	(1,079)	28,447
Bond mutual funds	14,367	29	(599)	13,797

Total equities	43,750	172	(1,678)	42,244

Total	$378,722	499	(11,699)	367,522

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities:
U.S. Treasury securities	$3,688	1	(53)	3,636
Agencies not backed by the full faith and credit of the U.S. Government	14,526	—	(230)	14,296
Obligations of states and political subdivisions	142,932	387	(1,037)	142,282
Corporate securities	36,689	40	(876)	35,853
Mortgage-backed securities	40,910	31	(880)	40,061
Collateralized mortgage obligations	27,943	15	(606)	27,352
Asset-backed securities	39,549	238	(635)	39,152

Total fixed maturities	306,237	712	(4,317)	302,632

Equities:
Equity securities	27,521	215	(795)	26,941
Bond mutual funds	18,516	15	(679)	17,852

Total equities	46,037	230	(1,474)	44,793

Total	$352,274	942	(5,791)	347,425

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment and are recorded as a realized loss in the interim unaudited consolidated condensed statements of operations. No other-than-temporary declines were realized during the three or six months ended June 30, 2006. No other-than-temporary declines were realized during the three months ended June 30, 2005. Other-than-temporary losses of $35,000 were included in the net realized investment losses for the six months ended June 30, 2005.
The fair values and gross unrealized losses for securities classified as held-to-maturity by the Company and assessed as temporarily impaired by management, categorized by the length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2006 are as follows:

	June 30, 2006
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
	(In thousands)
Agencies not backed by the full faith and credit of the U.S. Government	$—	—	(996)	(37)	(996)	(37)

Total	$—	—	(996)	(37)	(996)	(37)

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	June 30, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Fixed maturity securities:
U.S. Treasury securities	$1,821	(32)	1,746	(59)	3,567	(91)
Agencies not backed by the full faith and credit of the U.S. Government	7,849	(341)	6,077	(271)	13,926	(612)
Obligations of states and political subdivisions	123,492	(3,136)	22,447	(825)	145,939	(3,961)
Corporate securities	11,364	(463)	20,763	(882)	32,127	(1,345)
Mortgage-backed securities	20,629	(988)	15,319	(821)	35,948	(1,809)
Collateralized mortgage obligations	23,425	(596)	13,220	(526)	36,645	(1,122)
Asset-backed securities	30,580	(800)	6,567	(281)	37,147	(1,081)

Total	219,160	(6,356)	86,139	(3,665)	305,299	(10,021)

Equities:
Equity securities	21,140	(813)	3,774	(266)	24,914	(1,079)
Bond mutual funds	8,158	(321)	5,174	(278)	13,332	(599)

Total	29,298	(1,134)	8,948	(544)	38,246	(1,678)

Grand Total	$248,458	(7,490)	95,087	(4,209)	343,545	(11,699)

At June 30, 2006, the Company had 121 fixed income securities and 13 equity securities that have been in an unrealized loss position for one year or longer. Of the fixed income securities, 117 are investment grade, of which 115 of these securities are rated A1/A or better (including 77 securities which are rated AAA). The four remaining non-investment grade fixed income securities have an aggregate fair value equal to 95.6% of their book value as of June 30, 2006. One of the equity securities that has been in an unrealized loss position for one year or longer relates to a closed end preferred stock fund and one of the equity securities relates to a closed end bond fund, each of which continues to pay its regular dividend on a monthly basis and also has an underlying net asset value per share that exceeds its respective price per share as of June 30, 2006. Two of the equity securities relate to investments in open end high quality short duration bond funds, both of which the underlying assets are all rated AAA. Finally, the nine remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved financial performance during the past twelve months. In addition, these nine equity securities have an aggregate fair market value equal to 95.0% of their book value as of June 30, 2006. All 121 of the fixed income securities are current on interest and principal and all 13 of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes that it is probable that all contract terms of the security will be satisfied. The unrealized loss position is due to the changes in the interest rate environment and the Company has positive intent and the ability to hold the securities until they mature or recover in value.
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

Net loss and loss expenses incurred were $32.6 million for the quarter ended June 30, 2006, compared to $26.6 million for the quarter ended June 30, 2005. In the second quarter of 2006, the Company recorded $31.7 million of incurred losses and loss expenses attributable to the 2006 accident year and $886,000 attributable to events of prior years. In the second quarter of 2005, the Company recorded $24.9 million of incurred losses and loss expenses attributable to the 2005 accident year and $1.7 million attributable to events of prior years.

Net loss and loss expenses incurred were $63.0 million for the six months ended June 30, 2006, compared to $52.3 million for the six months ended June 30, 2005. In the first six months of 2006, the Company recorded $61.4 million of incurred losses and loss expenses attributable to the 2006 accident year and $1.6 million attributable to events of prior years. In the first six months of 2005, the Company recorded $48.7 million of incurred losses and loss expenses attributable to the 2005 accident year and $3.6 million attributable to events of prior years.

In the aggregate, the Company recorded $886,000 and $1.6 million of unfavorable reserve development related to prior accident years for the three and six months ended June 30, 2006, respectively. For the six months ended June 30, 2006, within the property line, the Company experienced favorable non-catastrophe case reserve development producing a reduction in ultimate loss and loss expenses for the 2004 and 2005 accident years by $4.0 million. The Company also changed its estimates during such six month period on catastrophe losses by reducing its estimates on Hurricane Wilma by $1.1 million due to actual incurred losses being lower than original estimates. This favorable development was offset by an increase of $4.1 million in casualty reserves during such six month period as a result of a refinement to the internal actuarial reserving technique concerning the weighting of reserve indications and supplemental information concerning claims severities. The Company’s reserves moved to a higher point on the range of loss and loss expense reserve estimate, despite the fact that overall, the Company’s casualty book of business performed within the range of expectations for the quarter and six months ended June 30, 2006. The Company also incurred approximately $1.2 million of adverse development during the six months ended June 30, 2006 due to an increase in legal severities on construction defect claims. Additionally, the Company recorded approximately $1.4 million of unfavorable development during the six months ended June 30, 2006 related to estimated costs associated with possible reinsurance collection issues on two separate casualty claims.

The prior year development increases for the quarter and six months ended June 30, 2005 resulted principally from construction defect claims within the other liability line of the property and casualty segment. During the first and second quarter of 2005, the Company established reserves for several contribution action settlements. This development was slightly offset by favorable claim count development, while claim severities continued to be within the Company’s expectations. Prior year development for construction defect claims was $1.7 million and $3.1 million for the three and six months ended June 30, 2005, respectively. The prior year increases related to construction defect claims was partially offset by positive development in the Company’s property line and supplemented by additional development in the casualty line.

Management believes the loss and loss expense reserves make a reasonable provision for expected losses, however, ultimate settlement of these amounts could vary significantly from the amounts recorded.

(5)	Reinsurance

In the ordinary course of business, Century assumes and cedes reinsurance with other insurers and reinsurers. These arrangements provide greater diversification of business and limit the maximum net loss potential on large risks. There have been no significant changes in the Company’s reinsurance program except for the fact that the Company is now retaining 50% of the $500,000 excess of $500,000 layer of the 2006 casualty treaty. This layer was ceded 100% to reinsurers in 2005. The amounts of ceded loss and loss expense reserves and ceded unearned premiums would represent a liability of the Company in the event that its reinsurers would be unable to meet existing obligations under reinsurance agreements.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Premiums written:
Direct	$64,488	54,635	121,763	101,953
Assumed	1,192	638	1,946	952
Ceded	(7,191)	(6,916)	(14,788)	(12,262)

Net premiums written	$58,489	48,357	108,921	90,643

Premiums earned:
Direct	59,061	48,919	115,146	95,882
Assumed	1,105	198	1,917	413
Ceded	(7,601)	(6,092)	(15,496)	(11,750)

Net premiums earned	$52,565	43,025	101,567	84,545

Losses and loss expenses incurred:
Direct	38,566	31,777	72,860	63,671
Assumed	253	(142)	357	(412)
Ceded	(6,244)	(5,048)	(10,203)	(10,945)

Net losses and loss expenses incurred	$32,575	26,587	63,014	52,314

In 1998 and 1999, the Company had quota share and excess of loss reinsurance agreements with three reinsurance companies for the workers’ compensation line of business. These agreements were entered into through an intermediary, which was ordered into liquidation in 2000. Since that time, the Company attempted to collect the losses directly from one of the reinsurers. On March 22, 2006, the Company’s effort to vacate an adverse award received in arbitration related to this reinsurer proved unsuccessful. As such, the Company is currently in the process of turning the claims over to the liquidator of the intermediary. At June 30, 2006, the Company has a reserve of $1.5 million in the event it is unable to fully collect the amounts due. As of June 30, 2006, the Company had approximately $2.9 million of recoverables related to these reinsurance agreements, of which $1.1 million related to the quota share agreements and $1.8 million related to the excess of loss agreements.

In addition, in the second quarter of 2006, the Company increased its reserves for uncollectible reinsurance to $1.4 million from $250,000 related to disputes with three reinsurers on 1997 and 2000 accident year casualty claims. The total amount in dispute is approximately $4.0 million. During the second quarter of 2006, the Company was unsuccessful on appeal on the 1997 accident year claim for which it is anticipated that one of the reinsures may deny indemnification. In addition, the Company has filed a notice of arbitration against one of its reinsurers related to the 2000 accident year claim for which a $250,000 provision was established in the first quarter of 2006. In the second quarter of 2006, the Company recorded an additional provision of $220,000 for the 2000 accident year claim as the Company may file for arbitration if current negotiations are not successful.

Management believes that the reserves for uncollectible reinsurance constitute a reasonable provision for expected costs and recoveries related to the collection of the recoverables on these claims, however, actual legal costs and settlement of these claims could vary significantly from the current estimates recorded.

(6)	Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisition costs deferred and amortized:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(In thousands)
Balance at beginning of period	$21,418	17,506	20,649	17,411
Policy acquisition costs deferred	14,384	11,748	27,219	22,063
Amortization of deferred policy acquisition costs	(12,896)	(10,335)	(24,962)	(20,555)

Balance at end of period	$22,906	18,919	22,906	18,919

(7)	Federal Income Taxes

The income tax provision for the three and six months ended June 30, 2006 and 2005 has been computed based on our estimated annual effective tax rate of 29.0%, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

(8)	Commitments and Contingencies

The Company is party to lawsuits, arbitration and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that the Company underwrites as an insurer, the liabilities for which the Company believes have been adequately included in its loss and loss adjustment expense (LAE) reserves. Also, from time to time, the Company is party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our insurance subsidiaries. The Company provides accruals for these items to the extent it deems the losses probable and reasonably estimable.

The outcome of litigation is subject to numerous uncertainties. Although the ultimate outcome of pending matters cannot be determined at this time, based on present information, the Company believes the resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

(9)	Employee Benefits

During 2004, the Company adopted and the shareholders approved a stock option plan (the plan) that provided tax-favored incentive stock options (qualified options), non-qualified share options to employees and qualified board members that do not qualify as tax-favored incentive share options (non-qualified options), time-based restricted shares that vest solely on service provided and restricted shares that vest based on achieved performance metrics. Compensation cost is recorded in the same financial statement caption as the salary expense of the employee (i.e. the compensation cost for the Chief Investment Officer is recorded in net investment income).

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

For both non-qualified and qualified options, the option exercise price equals the stock’s fair market value on the date of the grant. In accordance with SFAS No. 123R, compensation expense is recorded over the service period based on the grant date fair market value of the options. The fair market value is determined by the Company using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123R, in accordance with APB No. 25, no compensation expense was recorded for the qualified and non-qualified share options as the market value on the grant dates equaled the exercise price.

The time-based restricted shares are granted to key executives and vest in equal installments upon the lapse of a period of time, typically over four and five-year periods and include both monthly and annual vesting periods. Compensation expense for time-

based restricted shares is measured on the grant date at the current market value and then recognized over the respective service period, which typically matches the vesting period.

The performance-based restricted shares are granted to key executives and vest annually over a four-year period based on achieved specified performance metrics. In accordance with SFAS 123R, compensation cost is measured on the grant date at the grant date market value and recorded over the service period. Prior to the adoption of SFAS 123R, compensation expense for performance-based restricted share awards was recognized based on the fair value of the awards at the end of the period.

The Company may grant options for up to 1.2 million shares under the plan. Through December 31, 2005, the Company had granted 287,000 non-qualified options, 95,000 qualified options, 156,000 time-based restricted shares and 55,024 performance-based restricted shares under the share plan. On January 3, 2006 and June 1, 2006, the Company granted an additional 112,500 qualified options and an additional 12,000 non-qualified options.

A summary of the status of the option plan for the six months ended June 30, 2006 and for the year ended December 31, 2005 are presented in the following table:

	June 30, 2006		December 31, 2005
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	382,000	$10.49	364,000	$10.50
Granted	124,500	10.87	18,000	10.30
Exercised	(600)	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	505,900	$10.58	382,000	$10.49

Exercisable at end of period	290,259	$10.53	217,393	$10.50

Weighted-average fair value of options granted during year		$3.18		$2.99

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006 and 2005:

	Six Months
	Ended	Year Ended
	June 30,	December 31
	2006	2005
Risk free interest rate	4.07%	4.03%
Dividend yield	0.93%	0.76%
Volatility factor	23.11%	23.14%
Weighted average expected option life	7 Years	7 Years
Information on the range of exercise prices for options outstanding as of June 30, 2006, is as follows:

	Options Outstanding			Options Excercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Exercisable	Average
	Outstanding	Contract	Exercise	as of	Exercise
Price Range	Options	Life	Price	June 30, 2006	Price
$10.20	12,000	8.9	$10.20	4,332	$10.20
$10.50	369,400	7.8	$10.50	270,619	$10.50
$10.64	112,500	9.5	$10.64	15,572	$10.64
$13.04	12,000	9.9	$13.04	336	$13.04
A summary of all employee time-based restricted share activity during the six months ended June 30, 2006 and the year ended December 31, 2005 are as follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Price	Shares	Grant Price
Beginning of year	68,033	$10.22	137,049	$10.31
Add (deduct):
Granted	—	—	—	—
Vested	(7,472)	10.58	(31,593)	10.28
Cancelled	—	—	(37,423)	10.50

End of year	60,561	$10.20	68,033	$10.22

In January 2005 and September 2005, the Company modified two executives’ time-based restricted share awards in connection with the termination of their employment to accelerate the vesting period. As such, the Company accounted for the modifications as cancellations of a fixed award and a grant of a variable award, which are valued at the fair market value on the monthly vesting date. During 2005, the Company recorded $231,924 of compensation expense related to the January modification and $42,617 related to the September modification. During the six months ended June 30, 2006, the Company recorded no compensation expense related to the January modification and $163,579 related to the September modification, as all shares related to the January modification have vested as of December 31, 2005 and 4,085 shares related to the September modification remain unvested at June 30, 2006.
A summary of all employee performance-based restricted share activity for the six months ended June 30, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Price	Shares	Grant Price
Beginning of year	37,365	$10.50	—	$—
Add (deduct):
Granted	—	—	55,024	10.50
Vested	(9,341)	10.50	—	—
Cancelled	—	—	(17,659)	10.50

End of year	28,024	$10.50	37,365	$10.50

Of the performance-based restricted share awards granted in March of 2005, an award for 17,659 shares was modified in accordance with the agreement entered into in connection with the termination of an executive officer’s employment in September 2005. As such, the award was treated as cancelled on September 30, 2005 due to a modification of the award to accelerate the vesting of the shares, change the vesting from annual vesting to monthly vesting and remove the performance based restrictions. As such, the award is treated as a variable award which is valued at the fair market value on the monthly vesting date. During 2005, the Company recorded $46,058 compensation expense related to the restricted shares. During the six months ended June 30, 2006, the Company recorded $74,234 compensation expense related to the restricted shares and 4,414 shares remain unvested at June 30, 2006.

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

The Company considers many factors, including economic similarity, the nature of the underwriting unit’s insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

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

Following is a summary of segment disclosures:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(In thousands)
Segment revenue:
P/C	$51,618	42,927	99,961	84,440
Investing	4,627	3,401	9,074	6,501
Other (including exited lines)	947	98	1,606	105

Segment revenue	$57,192	46,426	110,641	91,046

Segment profit:
P/C	2,844	2,275	5,132	5,213
Investing	4,627	3,401	9,074	6,501
Other (including exited lines)	341	481	718	(80)

Segment profit	$7,812	6,157	14,924	11,634

Segment assets:
Investing	380,264	328,727	380,264	328,727
Assets not allocated	129,451	111,109	129,451	111,109

Total consolidated assets	$509,715	439,836	509,715	439,836

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Income before income taxes:
Segment profit	$7,812	6,157	14,924	11,634
Unallocated amounts:
Corporate expenses	(166)	(127)	(257)	(789)
Interest expense	(567)	(459)	(1,110)	(876)

Income before income taxes	$7,079	5,571	13,557	9,969

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2006
P/C	$15,039	36,579	—	51,618
Other (including exited lines)	—	—	947	947

Earned premiums	$15,039	36,579	947	52,565

Three Months Ended June 30, 2005
P/C	$13,930	28,997	—	42,927
Other (including exited lines)	—	—	98	98

Earned premiums	$13,930	28,997	98	43,025

Six Months Ended June 30, 2006
P/C	$29,472	70,489		99,961
Other (including exited lines)			1,606	1,606

Earned premiums	$29,472	70,489	1,606	101,567

Six Months Ended June 30, 2005
P/C	$28,346	56,094	—	84,440
Other (including exited lines)	—	—	105	105

Earned premiums	$28,346	56,094	105	84,545

The Company does not manage property and casualty products at this level of detail.

(11)	Dividends to Common Shareholders

On March 13, 2006, the Board of Directors declared a dividend of $0.03 per common share that was paid on April 17, 2006 to shareholders of record as of March 27, 2006. On May 15, 2006, the Board of Directors declared a dividend of $0.035 per common share that was paid on June 7, 2006 to shareholders of record as of May 24, 2006.

(12)	Line of Credit

The Company has a $5.0 million line of credit with a maturity date of September 8, 2006, and interest only payments due quarterly based on LIBOR plus 2.5% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. In June 2006, the Company made a $500,000 draw on the line of credit for general corporate purposes. Interest expense on the line of credit for the quarter ended June 30, 2006 was approximately $1,800. The outstanding balance at June 30, 2006 of $500,000 is included in the caption accrued expenses and other liabilities in the accompanying unaudited consolidated condensed balance sheets The Company also made an additional draw of $500,000 on the line of credit in July 2006.

There was no outstanding balance at June 30, 2005; however, in April 2005, the Company made a $2.3 million draw on the line of credit for general corporate purposes. The $2.3 million draw was paid off on May 17, 2005. Interest paid on the line of credit for the period which the draw was outstanding was $5,000 for the quarter ended June 30, 2005.
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
•	our actual incurred losses may be greater than our loss and loss expense reserves, which could cause our future earnings, liquidity and financial rating to decline;

•	a decline in our financial rating assigned by A.M. Best may result in a reduction of new or renewal business;

•	we are subject to extensive regulation and judicial decisions affecting insurance and tort law, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with certain regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations;

•	our general agents may exceed their authority and bind us to policies outside our underwriting guidelines, and until we effect a cancellation, we may incur loss and loss expenses related to those policies;

•	if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered;

•	our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in government monetary policies, general economic conditions and overall market conditions, all of which impact interest rates;

•	we distribute our products through a select group of general agents, five of which account for a significant part of our business, and such relationships could be discontinued or cease to be profitable;

•	our reinsurers may not pay claims made by us on losses in a timely fashion or may not pay some or all of these claims, in each case causing our costs to increase and our revenues to decline;

•	if we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment;

•	our business is cyclical in nature, which will affect our financial performance and may affect the price of our common shares;

•	if we are unable to compete effectively with the large number of companies in the insurance industry for underwriting revenues, we may incur increased costs and our underwriting revenues and net income may decline;

•	severe weather conditions and other catastrophes may result in an increase in the number and amount of claims experienced by our insureds; and

•	as a holding company, we are dependent on the results of operations of our insurance subsidiary and the regulatory and contractual capacity of our subsidiary to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiary may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends.
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
     Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), FASB Emerging Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, requires us to periodically update our best estimate of cash flows over the life of the security. If management determines that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized.
     For additional detail regarding our investment portfolio at June 30, 2006 and December 31, 2005, including disclosures regarding other-than-temporary declines in investment value, see Note 3 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
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
     Federal Income Taxes. The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of operations.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Selected Financial Data:
Gross written premiums	$65,680	55,273	123,709	102,905
Premiums earned	52,565	43,025	101,567	84,545
Net investment income	4,689	3,495	9,115	6,654
Net realized investment losses	(62)	(94)	(41)	(153)
Total revenues	57,192	46,426	110,641	91,046
Total expenses	50,113	40,855	97,084	81,077
Net income	5,025	3,999	9,625	7,078
Key Financial Ratios:
Loss and loss expense ratio	62.0%	61.8%	62.0%	61.9%
Expense ratio	32.3%	32.1%	32.5%	33.0%

Combined ratio	94.3%	93.9%	94.5%	94.9%

Overview of Operating Results
     Net income increased to $5.0 million for the three months ended June 30, 2006 from $4.0 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, net income increased to $9.6 million from $7.1 million for the six months ended June 30, 2005.
     The increase in net income for the three and six months ended June 30, 2006 was primarily attributable to an increase in total revenue, which was directly related to an increase in net earned premium and net investment income. The increase in net earned premium resulted principally from an increase in the volume of business which was offset by slight rate declines in both the property and casualty lines of business. The increase in the volume of business is a result of growth from our program division and continued growth in contractors business that is written on a claims made form. In addition, due to continued favorable cash flows from operations during the six months ended June 30, 2006 and higher investment yields, our net investment income increased 37.0% over the same period in 2005. Our taxable equivalent yield for the six months ended June 30, 2006 and 2005 was 5.70% and 5.13%, respectively.
     The increase in total revenue was offset by higher expenses that resulted from an increase in net loss and loss expenses and amortization of deferred acquisition costs. For the quarters ended June 30, 2006 and 2005, the loss and loss expense ratio was 62.0% and 61.8%, respectively. The loss and loss expense ratio for the six months ended June 30, 2006 and 2005 was 62.0% and 61.9%, respectively. The increase in the loss and loss expense ratio for the three and six months ended June 30, 2006 reflects higher current accident year ultimate loss and loss expense ratios driven by the decreasing premium rate environment throughout 2005 and into 2006. The expense ratio for the three months ended June 30, 2006 and 2005 was 32.3% and 32.1%, respectively. The increase in the expense ratio for the quarter is directly attributable to an increase in amortization of deferred acquisition costs as a result of a higher mix of binding premium compared to brokerage premium that has a higher commission rate. The expense ratio for the six months ended June 30, 2006 and 2005 was 32.5% and 33.0%, respectively. In addition, the decrease in the expense ratio for the year is a direct result of $793,000 of severance expense that was recorded in the first quarter of 2005. No severance expense was recorded in 2006.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Gross written premiums
Property/casualty	$64,790	54,564	121,880	102,139
Other (including exited lines)	890	709	1,829	766

Total gross written premiums	$65,680	55,273	123,709	102,905
Ceded written premiums	7,191	6,916	14,788	12,262

Net written premiums	$58,489	48,357	108,921	90,643

Premiums earned	$52,565	43,025	101,567	84,545

Net to gross written premiums	89.1%	87.5%	88.0%	88.1%
Earned to net written premiums	89.9%	89.0%	93.2%	93.3%
Net writings ratio (1)	1.8	1.6	1.7	1.5

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.
     Gross Written Premiums
     Gross written premiums increased 18.8% and 20.2% for the quarter and six months ended June 30, 2006, respectively compared to the same periods in 2005. This fluctuation for the quarter and year-to-date was primarily due to an increase in volume from our specialty program unit and an increase in our casualty book of business as a result of growth in contractor business written on a claims made form. Our program unit introduced an auto physical damage program in mid-2005 which has increased our property business by $6.2 million throughout 2006. In addition, in January 2005, we stopped writing contractors business written on an occurrence form and began to offer contractors liability coverage on a claims made basis. The claims made contractors’ coverage has a significantly shorter claim reporting period which should result in less reserve variability and more predictable results. The initial impact of ceasing to write contractors on an occurrence form caused a decrease in premium writings on our contractors book in 2005. The market for contractors written on a claims made form did, however, begin to improve late in 2005 and into 2006 causing an increase in our casualty book of $5.0 million during 2006. The growth in our property/casualty segment was slightly offset by minimal rate declines across our book of business. Our property gross written premiums for the quarter ended June 30, 2006 increased 35.4% over the quarter ended June 30, 2005. The increase in property gross written premiums for the six months ended 2006 compared to 2005 was 35.3%. Gross written premiums for our casualty line of business increased 11.8% and 12.3%, respectively for the quarter and six months ended June 30, 2006 compared to the same periods in 2005.
     Net Written Premiums and Premiums Earned
     Net written premiums increased by 21.0% and 20.2% for the three months and six months ended June 30, 2006, respectively, compared to the same period in 2005 due to the growth in gross written premiums. Net written premiums represented 89.1% of gross written premiums for the three months ended June 30, 2006. This is higher than the relationship of net written premiums to gross written premiums for the three months ended June 30, 2005, reflecting a decrease in ceded premium rate in the current year resulting from the fact that effective January 1, 2006 we began to retain 50% of the $500,000 in excess of $500,000 layer of our casualty reinsurance treaty. In 2005, we ceded the entire $500,000 in excess of $500,000 layer of our casualty reinsurance treaty to outside reinsurers.
     Premiums earned increased by 22.2% and 20.1% for the three and six months ended June 30, 2006, respectively compared to the same period of 2005. This represents 89.9% and 93.2% of net written premiums for the three and six months ended June 30, 2006, respectively. The relationship of premiums earned to net written premiums during the quarter ended June 30, 2006 was lower, reflecting an increase in the growth rate of premiums in the second quarter of 2006 compared to the second of 2005.

     Net Investment Income
     Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is comprised of interest and dividends earned on these securities, net of related investment expenses.
     Net investment income was $4.7 million for the three months ended June 30, 2006, compared to $3.5 million for the same period in 2005. For the six months ended June 30, 2006, net investment income increased to $9.1 million compared to $6.7 million for the same period in 2005. The increase was due to an increase in invested assets, including cash, and higher investment yields. Invested assets, including cash, increased by $22.8 million to $389.2 million as of June 30, 2006 from $366.4 million as of December 31, 2005. The pre-tax investment yield for the three months ended June 30, 2006 was 5.1%, compared to 4.7% for the same period in 2005. For the six months ended June 30, 2006 and 2005, the pre-tax investment yield was 5.0% and 4.5%, respectively. Our taxable equivalent yield for the second quarter of 2006 increased to 5.8% from 5.3% for the same quarter in 2005. For the six months ended June 30, 2006 and 2005, the taxable equivalent yield was 5.7% and 5.1%, respectively.
     Net Realized Investment Losses
     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.
     We realized net investment losses of $62,000 on the sale of securities for the quarter ended June 30, 2006 compared to $94,000 of net investment losses for the quarter ended June 30, 2005. For the six months ended June 30, 2006 and 2005, we realized net investment losses of $41,000 and $153,000 on the sale of securities, respectively. No other-than-temporary declines were realized during the three or six months ended June 30, 2006. No other-than-temporary declines were realized during the three months ended June 30, 2005. Other-than-temporary losses of $35,000 were included in the net realized investment losses for the six months ended June 30, 2005.
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

Net loss and loss expenses incurred were $32.6 million for the quarter ended June 30, 2006, compared to $26.6 million for the quarter ended June 30, 2005. In the second quarter of 2006, we recorded $31.7 million of incurred losses and loss expenses attributable to the 2006 accident year and $886,000 attributable to events of prior years. In the second quarter of 2005, we recorded $24.9 million of incurred losses and loss expenses attributable to the 2005 accident year and $1.7 million attributable to events of prior years.
Net loss and loss expenses incurred were $63.0 million for the six months ended June 30, 2006, compared to $52.3 million for the six months ended June 30, 2005. In the first six months of 2006, we recorded $61.4 million of incurred losses and loss expenses attributable to the 2006 accident year and $1.6 million, respectively attributable to events of prior years. In the first six months of 2005, we recorded $48.7 million of incurred losses and loss expenses attributable to the 2005 accident year and $3.6 million attributable to events of prior years.
     Our reserve for losses and loss expenses at June 30, 2006 was $235.0 million (before the effects of reinsurance) and $193.3 million (after the effects of reinsurance), as estimated through our actuarial analysis. For the second quarter of 2006 and the first six months of 2006, we concluded through our actuarial analysis that the December 31, 2005 reserve for losses and loss expenses of $174.2 million (after the effects of reinsurance) was deficient by $886,000 and $1.6 million, respectively, primarily in our casualty business, which was partially offset by favorable development in our property reserves.
     Our reserve for losses and loss expenses (net of the effects of reinsurance) at June 30, 2006 and December 31, 2005 by line is summarized as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
Property/casualty:
Casualty	$167,197	142,451
Property	22,423	27,972
Other (including exited lines):
Commercial auto	588	936
Workers’ compensation	2,635	2,657
Other	414	183

Net reserves for losses and loss expenses	193,257	174,199
Plus reinsurance recoverables on unpaid losses at end of period	41,694	37,448

Gross reserves for losses and loss expenses	$234,951	211,647

     The increase in net loss and loss expense reserves during the first six months of 2006 is primarily attributable to our continued growth, and an increase in the cost to settle claims experienced throughout 2005 and into 2006.
     In the aggregate, we recorded $886,000 and $1.6 million of unfavorable reserve development related to prior accident years for the three and six months ended June 30, 2006, respectively. For the six months ended June 30, 2006, within the property line, we experienced favorable non-catastrophe case reserve development producing a reduction in ultimate loss and loss expenses for the 2004 and 2005 accident years by $4.0 million. We also changed our estimates during such six month period on catastrophe losses by reducing our estimates on Hurricane Wilma by $1.1 million due to actual incurred losses being lower than original estimates. This favorable development was offset by an increase of $4.1 million in casualty reserves during such six month period as a result of a refinement to the internal actuarial reserving technique concerning the weighting of reserve indications and supplemental information concerning claims severities. Our reserves moved to a higher point on the range of loss and loss expense reserve estimate, despite the fact that overall, our casualty book of business performed within the range of expectations for the quarter and six months ended June 30, 2006. We also incurred approximately $1.2 million of adverse development during the six months ended June 30, 2006 due to an increase in legal severities on construction defect claims. Additionally, we recorded approximately $1.4 million of unfavorable development during the six months ended June 30, 2006 related to estimated costs associated with possible reinsurance collection issues on two separate casualty claims.
     The prior year development increases for the quarter and six months ended June 30, 2005 resulted principally from construction defect claims within the other liability line of the property and casualty segment. During the first and second quarter of 2005, we established reserves for several contribution action settlements. This development was slightly offset by favorable claim count development, while claim severities continued to be within our expectations. Prior year development for construction defect claims was $1.7 million and $3.1 million for the three and six months ended June 30, 2005, respectively. The prior year increases related to construction defect claims was partially offset by positive development in our property line and supplemented by additional development in the casualty line.
     Operating Expenses
     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(In thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$12,896	10,335	24,962	20,555
Other operating expenses	4,075	3,474	7,998	6,539
Severance expense	—	—	—	793

ADAC and other operating expenses	16,971	13,809	32,960	27,887
Interest expense	567	459	1,110	876

Total operating expenses	$17,538	14,268	34,070	28,763

Expense ratio:
ADAC	24.5%	24.0%	24.6%	24.3%
Other operating expenses	7.8%	8.1%	7.9%	7.7%
Severance	—%	—%	—%	1.0%

Total expense ratio (1)	32.3%	32.1%	32.5%	33.0%

(1)	Interest expense is not included in the calculation of the expense ratio.
     Operating expenses increased compared to the same periods in 2005 by 22.9% and 18.5% for the three and six months ended June 30, 2006, respectively. The overall expense ratio for the three months ended June 30, 2006 and 2005 was 32.3%, and 32.1%. The overall expense ratio was 32.5% for the six months ended June 30, 2006 and 33.0% for the six months ended June 30, 2005, respectively. The increase in expenses and the expense ratio for the three months ended June 30, 2006 and the increase in expenses for the six months ended June 30, 2006 compared to the same periods of 2005, is primarily due to an increase in ADAC as a result of an increase in the volume of insurance written. In addition, we have experienced a slight increase in our ADAC portion of the expense ratio due to an increase in the volume of our binding premium, which has a higher commission rate compared to our brokerage business. The other operating expense ratio for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 remained relatively stable. The decrease in the expense ratio for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005 primarily resulted from the severance expense recorded in the first quarter of 2005.
     Interest expense continues to increase based on the increase in interest rates on our Trust Preferred securities, due to the increasing interest rate environment.
Income Taxes
     The income tax provision for the three and six months ended June 30, 2006 and 2005, has been computed based on our estimated annual effective tax rate of 29%, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

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
     Century is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century may pay dividends to ProCentury without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Century to ProCentury in 2006 is $12.1 million. Century paid ordinary dividends for the three and six months ended June 30, 2006 of $1.3 million and $2.6 million, respectively. Century did not pay ProCentury any dividends in the first six months of 2005.
     Century is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities form total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. At December 31, 2005, the statutory surplus of Century was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2005 was $121.8 million and the authorized control level was $33.6 million. Century’s statutory surplus at June 30, 2006 was $126.8 million.
     Consolidated net cash provided by operating activities was $30.4 million for the first six months of 2006, compared to $28.2 million for the same period in 2005. The increase is a direct result of the current year growth in premiums, partially offset by the related expenses.
     Consolidated net cash used by investing activities was $26.8 million for the first six months of 2006, compared to $22.8 million for the same period in 2005. The increase resulted from our ability to invest the continued increase in net cash provided by operating activities.
     Consolidated net cash used in financing activities was $354,000 for the first six months of 2006, compared to net cash used in financing activities of $528,000 for the same period in 2005. This decrease is the result of an increase in dividends of $0.065 per share during the six months ended June 30, 2006 compared to $0.04 per share during the six months ended June 30, 2005, partially offset by a $500,000 cash draw on the line of credit.
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
     We have a $5.0 million line of credit with a maturity date of September 8, 2006, and interest only payments due quarterly based on LIBOR plus 2.5% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. In June 2006, the Company made a $500,000 draw on the line of credit for general corporate purposes. Interest expense on the line of credit for the quarter ended June 30, 2006 was approximately $1,800. We also made an additional draw of $500,000 on the line of credit in July 2006.
     There was no outstanding balance at June 30, 2005; however, in April 2005, we made a $2.3 million draw on the line of credit for general corporate purposes. The $2.3 million draw was paid off on May 17, 2005. Interest paid on the line of credit for the period during which the draw was outstanding was $5,000 for the quarter ended June 30, 2005.
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
Investment Portfolio
     Our investment strategy is designed to capitalize on our ability to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted return. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The majority of our fixed-maturity portfolio is rated investment grade to protect investments. Our investment portfolio is managed by three outside independent investment managers that operate under investment guidelines approved by Century’s investment committee. Century’s investment committee meets at least quarterly and reports to ProCentury’s board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security. In limited circumstances, we will invest in non-investment grade fixed-maturity securities that have an appropriate risk adjusted return, subject to satisfactory credit analysis performed by us and our investment managers.
     Our cash and investment portfolio increased to $389.2 million at June 30, 2006 from $366.4 million at December 31, 2005 and is summarized by type of investment in Note 3 to the interim unaudited consolidated condensed financial statements included in this Form 10-Q filing. Our taxable equivalent yield increased to 5.8% at June 30, 2006 from 5.2% at December 31, 2005. The increase in the taxable equivalent yield during the first six months of 2006 was a result of the investment of proceeds from maturities and operating cash flows at higher interest rates, which were partially driven by the overall rise in market interest rates. The fair value of our fixed maturities at June 30, 2006 increased to $326.4 million from $303.7 million at December 31, 2005. The fair value of our equity securities decreased to $42.2 million at June 30, 2006 from $44.8 million at December 31, 2005. As of June 30, 2006, the duration of the fixed income portfolio was 4.3 years, slightly shorter than at December 31, 2005. The overall credit quality of the portfolio remained investment grade.
Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this Interpretation.
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” , issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. We will adopt SOP 05-1 effective January 1, 2007. We are currently evaluating the impact of the SOP.

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
     As of June 30, 2006, there had not been a material change in any of the market risk information disclosed by the Company under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Based on management’s evaluation of the Company’s Disclosure Controls as of June 30, 2006, management concluded that they provide reasonable assurance that information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to lawsuits, arbitration and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer, the liabilities for which we believe have been adequately included in our loss and LAE reserves. Also, from time to time, we are party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our insurance subsidiaries. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable.
     The outcome of litigation is subject to numerous uncertainties. Although the ultimate outcome of pending matters cannot be determined at this time, based on present information, we believe the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     The risks related to our business and industry have not materially changed from those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of shareholders was held on May 15, 2006. The following matter was brought before the shareholders for vote at this meeting:
     The election of the following three Class II Directors, each to serve until the 2009 annual meeting of shareholders and until a successor has been duly elected and qualified:

	For	Against/Withheld
Robert F. Fix	12,266,104	322,419
Christopher J. Timm	12,433,208	155,315
Robert J. Woodward, Jr.	12,216,460	372,063
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission “SEC” on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as

adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

PROCENTURY CORPORATION
Date August 7, 2006	By:	/s/ Erin E. West
Erin E. West
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.