Form 10-Q
period 2006-09-30
PROCENTURY CORP
filed 2006-11-08
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
☐ Yes      ☑ No
     As of November 8, 2006, the registrant had 13,248,323 outstanding Common Shares, without par value.

PROCENTURY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Premiums earned	$55,425	44,934	156,992	129,479
Net investment income	4,999	3,866	14,114	10,520
Net realized investment gains (losses)	4	(66)	(37)	(219)

Total revenues	60,428	48,734	171,069	139,780

Losses and loss expenses	34,393	36,410	97,407	88,724
Amortization of deferred policy acquisition costs	14,440	10,941	39,402	31,496
Other operating expenses	3,618	3,821	11,616	10,360
Severance expense	—	—	—	793
Interest expense	608	483	1,718	1,359

Total expenses	53,059	51,655	150,143	132,732

Income (loss) before income tax	7,369	(2,921)	20,926	7,048
Income tax expense (benefit)	2,236	(1,128)	6,168	1,763

Net income (loss)	$5,133	(1,793)	14,758	5,285

Basic net income (loss) per share	$0.39	(0.14)	1.13	0.40

Diluted net income (loss) per share	$0.39	(0.14)	1.11	0.40

Weighted average of shares outstanding — basic	13,133,711	13,064,909	13,116,317	13,054,764

Weighted average of shares outstanding — diluted	13,270,589	13,124,487	13,239,563	13,126,632

Cash dividend per share	$0.04	0.02	0.105	0.06

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments
Fixed maturities:
Available-for-sale, at fair value
(amortized cost 2006, $343,880; 2005, $306,237)	$341,030	$302,632
Held-to-maturity, at amortized cost
(fair value 2006, $1,104; 2005, $1,118)	1,118	1,128
Equities (available-for-sale):
Equity securities, at fair value (cost 2006, $29,878; 2005, $27,521)	29,979	26,941
Bond mutual funds, at fair value (cost 2006, $14,583; 2005, $18,516)	14,292	17,852
Short-term investments, at amortized cost	27,187	12,229

Total investments	413,606	360,782
Cash and cash equivalents	8,383	5,628
Premiums in course of collection, net	18,573	14,849
Deferred policy acquisition costs	23,477	20,649
Prepaid reinsurance premiums	10,991	10,989
Reinsurance recoverable on paid losses, net	8,032	6,422
Reinsurance recoverable on unpaid losses, net	37,903	37,448
Deferred federal income tax asset	9,869	9,151
Income tax recoverable	306	—
Other assets	9,494	8,227

Total assets	$540,634	$474,145

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$240,919	$211,647
Unearned premiums	108,226	95,631
Long term debt	25,000	25,000
Accrued expenses and other liabilities	13,704	6,893
Reinsurance balances payable	4,711	2,572
Collateral held	11,169	11,014
Income taxes payable	—	185

Total liabilities	403,729	352,942

Shareholders’ equity:
Common stock, without par value:
Common shares — Issued and outstanding 13,248,323 and 13,211,019 shares at September 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	100,593	100,202
Retained earnings	38,215	24,846
Unearned compensation	—	(695)
Accumulated other comprehensive loss, net of taxes	(1,903)	(3,150)

Total shareholders’ equity	136,905	121,203

Total liabilities and shareholders’ equity	$540,634	$474,145

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2006	2005

Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	100,202	100,103
Impact of adoption of SFAS 123R	(695)	—
Shares issued under share compensation plans	989	136
Exercise of share options	6	—
Tax benefit of share compensation plans	91	—

End of period	100,593	100,239

Retained earnings:
Beginning of period	24,846	15,727
Net income	14,758	5,285
Dividends declared (2006, $0.105/share and 2005, $0.06/share)	(1,389)	(793)

End of period	38,215	20,219

Unearned share compensation:
Beginning of period	(695)	(1,413)
Impact of adoption of SFAS 123R	695	488

End of period	—	(925)

Accumulated other comprehensive (loss) income, net of taxes:
Beginning of period	(3,150)	820
Unrealized holding gains (losses) arising during the period, net of reclassification adjustment	1,247	(2,752)

End of period	(1,903)	(1,932)

Total shareholders’ equity	$136,905	117,601

Comprehensive Income
Net income	$14,758	5,285
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period:
Gross	1,772	(4,445)
Related federal income tax (expense) benefit	(549)	1,550

Net unrealized gains (losses)	1,223	(2,895)

Reclassification adjustment for losses included in net income
Gross	(37)	(219)
Related federal income tax benefit	13	77

Net reclassification adjustment	(24)	(142)

Other comprehensive income (loss)	1,247	(2,752)

Total comprehensive income	$16,005	2,533

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows provided by operating activities:
Net income	$14,758	5,285
Adjustments:
Net realized investment losses	37	219
Deferred federal income tax benefit	(1,280)	(1,470)
Share-based compensation expense	989	624
Changes in assets and liabilities:
Premiums in course of collection, net	(3,724)	(2,167)
Deferred policy acquisition costs	(2,828)	(1,978)
Prepaid reinsurance premiums	(2)	(1,099)
Reinsurance recoverable on paid and unpaid losses, net	(2,065)	(20,579)
Income taxes payable/receivable	(491)	(4,960)
Losses and loss expense reserves	29,272	62,107
Unearned premiums	12,595	8,044
Other, net	532	6,781

Net cash provided by operating activities	47,793	50,807

Cash flows used in investing activities:
Purchases of equity securities	(8,829)	(50,594)
Purchase of fixed maturity securities available-for-sale	(90,998)	(98,324)
Proceeds from sales of equity securities	10,056	42,849
Proceeds from sales and maturities of fixed maturities available-for-sale	52,393	61,594
Acquisition, net of cash acquired	—	(1,002)
Change in short-term investments	(14,958)	(3,398)
Change in securities receivable/payable	8,590	3,225

Net cash used in investing activities	(43,746)	(45,650)

Cash flows used in financing activities:
Dividend paid to shareholders	(1,389)	(793)
Exercise of share options	6	—
Tax benefit on share compensation plans	91	—
Draw on line of credit	1,000	2,300
Principal payment on line of credit	(1,000)	(2,300)

Net cash used in financing activities	(1,292)	(793)

Increase in cash and cash equivalents	2,755	4,364
Cash and equivalents at beginning of period	5,628	7,681

Cash and equivalents at end of period	$8,383	12,045

Supplemental disclosure of cash flow information:
Interest paid	$1,734	1,357

Federal income taxes paid	$7,850	8,191

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2006
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

Under the modified prospective method, all unvested employee share options and restricted stock are being expensed over the remaining vesting period based on the fair value at the date the options were granted. In addition, SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of compensation expense reflected in its financial statements as a cash inflow from financing activities in its statement of cash flows rather than as an operating cash flow as in prior periods.

If the Company recorded compensation expense for its share option grants based on the “fair value method” as previously required by SFAS No. 123, the Company’s net (loss) income and (loss) earnings per share for the three and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts as indicated in the following table:

	Three	Nine
	Months	Months
	Ended September	Ended September
	30, 2005	30, 2005
	(In thousands,	(In thousands,
	except per	except per
	share data)	share data)
Net (loss) income:
As reported	$(1,793)	$5,285
Add: Share-based employee compensation expense included in reported net (loss) income, net of related tax effects	97	398
Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(150)	(649)

Pro forma	$(1,846)	$5,034

Basic (loss) income per common share:
As reported	$(0.14)	$0.40

Pro forma	$(0.14)	$0.39

Diluted (loss) income per common share:
As reported	$(0.14)	$0.40

Pro forma	$(0.14)	$0.38

The fair values of the share options are estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three and Nine Months Ended
September 30, 2005
Risk free interest rate	3.97%
Dividend yield	0.76%
Volatility factor	23.15%
Weighted average expected option term	7 Years
(2)	Income per Common Share

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

Based on the above and pursuant to disclosure requirements contained in SFAS No. 128, Earnings Per Share, the following information represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the Company’s interim unaudited consolidated condensed financial statements:

	Three Months Ended September 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)
Basic Net Income Per Share
Net income	$5,133	13,133,711	0.39
Effect of Dilutive Securities
Restricted common shares and share options	—	136,878	—

Diluted EPS
Net income	$5,133	13,270,589	0.39

	Three Months Ended September 30, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)
Basic Net Income Per Share
Net income	$(1,793)	13,064,909	(0.14)
Effect of Dilutive Securities
Restricted common shares and share options	—	59,578	—

Diluted EPS
Net income	$(1,793)	13,124,487	(0.14)

	Nine Months Ended September 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)
Basic Net Income Per Share
Net income	$14,758	13,116,317	1.13
Effect of Dilutive Securities
Restricted common shares and share options	—	123,246	(0.02)

Diluted EPS
Net income	$14,758	13,239,563	1.11

	Nine Months Ended September 30, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)
Basic Net Income Per Share
Net income	$5,285	13,054,764	0.40
Effect of Dilutive Securities
Restricted common shares and share options	—	71,868	—

Diluted EPS
Net income	$5,285	13,126,632	0.40

(3)	Investments

The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities classified as held-to-maturity were as follows:

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
U.S. Treasury securities	$89	10	—	99
Agencies not backed by the full faith and credit of the U.S. Government	1,029	—	(24)	1,005

Total	$1,118	10	(24)	1,104

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
U.S. Treasury securities	$89	13	—	102
Agencies not backed by the full faith and credit of the U.S. Government	1,039	—	(23)	1,016

Total	$1,128	13	(23)	1,118

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed-maturity and equity securities classified as available-for-sale were as follows:

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities:
U.S. Treasury securities	$3,652	—	(53)	3,599
Agencies not backed by the full faith and credit of the U.S. Government	13,544	—	(246)	13,298
Obligations of states and political subdivisions	148,496	521	(628)	148,389
Corporate securities	34,487	41	(810)	33,718
Mortgage-backed securities	51,082	42	(1,010)	50,114
Collateralized mortgage obligations	43,062	120	(683)	42,499
Asset-backed securities	49,557	558	(702)	49,413

Total fixed maturities	343,880	1,282	(4,132)	341,030

Equities:
Equity securities	29,878	435	(334)	29,979
Bond mutual funds	14,583	58	(349)	14,292

Total equities	44,461	493	(683)	44,271

Total	$388,341	1,775	(4,815)	385,301

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities:
U.S. Treasury securities	$3,688	1	(53)	3,636
Agencies not backed by the full faith and credit of the U.S. Government	14,526	—	(230)	14,296
Obligations of states and political subdivisions	142,932	387	(1,037)	142,282
Corporate securities	36,689	40	(876)	35,853
Mortgage-backed securities	40,910	31	(880)	40,061
Collateralized mortgage obligations	27,943	15	(606)	27,352
Asset-backed securities	39,549	238	(635)	39,152

Total fixed maturities	306,237	712	(4,317)	302,632

Equities:
Equity securities	27,521	215	(795)	26,941
Bond mutual funds	18,516	15	(679)	17,852

Total equities	46,037	230	(1,474)	44,793

Total	$352,274	942	(5,791)	347,425

Other-than-temporary impairment losses result in permanent reductions to the cost basis of the underlying investments and are recorded as realized losses in the interim unaudited consolidated condensed statements of operations. An other-than-temporary loss of $202,000 was realized during the three and nine months ended September 30, 2006. Other-than-temporary losses of $79,000 and $114,000 were realized during the three and nine months ended September 30, 2005, respectively.

The fair values and gross unrealized losses for securities classified as held-to-maturity by the Company and assessed as temporarily impaired by management, categorized by the length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2006, are as follows:

	September 30, 2006
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
			(In thousands)
Agencies not backed by the full faith and credit of the U.S. Government	$—	—	1,005	(24)	1,005	(24)

Total	$—	—	1,005	(24)	1,005	(24)

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	September 30, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
Fixed maturity securities:
U.S. Treasury securities	$484	(2)	3,114	(51)	3,598	(53)
Agencies not backed by the full faith and credit of the U.S. Government	3,019	(30)	10,279	(216)	13,298	(246)
Obligations of states and political subdivisions	17,393	(59)	53,525	(569)	70,918	(628)
Corporate securities	4,521	(79)	24,945	(731)	29,466	(810)
Mortgage-backed securities	28	0	35,051	(1,010)	35,079	(1,010)
Collateralized mortgage obligations	6,140	(114)	21,243	(569)	27,383	(683)
Asset-backed securities	12,806	(379)	11,953	(323)	24,759	(702)

Total	44,391	(663)	160,110	(3,469)	204,501	(4,132)

Equities:
Equity securities	8,141	(131)	4,889	(203)	13,030	(334)
Bond mutual funds	0	0	13,215	(349)	13,215	(349)

Total	8,141	(131)	18,104	(552)	26,245	(683)

Grand Total	$52,532	(794)	178,214	(4,021)	230,746	(4,815)

At September 30, 2006, the Company had 204 fixed income securities and 18 equity securities that have been in an unrealized loss position for one year or longer. Of the fixed income securities, 183 are investment grade, of which 177 of these securities are rated A1/A or better (including 132 securities which are rated AAA). The 21 remaining non-investment grade fixed income securities have an aggregate fair value equal to 94.7% of their book value as of September 30, 2006. Of the equity securities, six that have been in an unrealized loss position for one year or longer relate to investments in closed or open ended bond or preferred stock funds. Each of these investments continues to pay its regularly scheduled monthly dividend and there have been no material changes in credit quality for any of these funds over the past twelve months. Finally, the 12 remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved or stable financial performance during the past twelve months. In addition, these 12 equity securities have an aggregate fair market value equal to 96.3% of their book value as of September 30, 2006. All 204 of the fixed income securities are current on interest and principal and all 18 of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes all contract terms of each security will be satisfied. The unrealized loss position is due to the changes in the interest rate environment and the Company has positive intent and the ability to hold the securities until they mature or recover in value.

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

Net loss and loss expenses incurred were $34.4 million for the quarter ended September 30, 2006, compared to $36.4 million for the quarter ended September 30, 2005. In the third quarter of 2006, the Company recorded $35.6 million of incurred losses and loss expenses attributable to the 2006 accident year and $1.2 million of favorable prior year development. In the third quarter of 2005, the Company recorded $35.4 million of incurred losses and loss expenses attributable to the 2005 accident year and $978,000 of adverse prior year development.

Net loss and loss expenses incurred were $97.4 million for the nine months ended September 30, 2006, compared to $88.7 million for the nine months ended September 30, 2005. In the first nine months of 2006, the Company recorded $97.0 million of incurred losses and loss expenses attributable to the 2006 accident year and $353,000 of adverse prior year development. In the first nine months of 2005, the Company recorded $84.1 million of incurred losses and loss expenses attributable to the 2005 accident year and $4.6 million of adverse prior year development.

For the three months ended September 30, 2006, within the property line, the Company experienced favorable non-catastrophe case reserve development producing a reduction in ultimate loss and loss expenses by $3.3 million primarily for the 2004 and 2005 accident years. This favorable development was offset by an increase of $200,000 in casualty reserves during the three month period as a result of a small amount of adverse development in the casualty line related to one specific claim. Additionally, the Company recorded approximately $1.9 million of unfavorable development during the three months ended September 30, 2006 primarily related to estimated costs associated with possible reinsurance collection issues on the 1998 through 1999 workers compensation reinsurance treaties.

For the nine months ended September 30, 2006, within the property line, the Company experienced favorable non-catastrophe case reserve development producing a reduction in ultimate loss and loss expenses by $7.0 million primarily for the 2004 and 2005 accident years. The Company also changed its estimates during such nine month period on catastrophe losses by reducing its estimates on Hurricane Wilma by $1.2 million due to actual incurred losses being lower than original estimates. This favorable development was offset by an increase of $4.3 million in casualty reserves during such nine month period as a result of a small amount of adverse development in the casualty line and a result of a refinement to the internal actuarial reserving technique concerning the weighting of reserve indications and supplemental information concerning claims severities. The Company’s reserves moved to a higher point on the range of loss and loss expense reserve estimate, despite the fact that overall, the Company’s casualty book of business performed within the range of expectations for the quarter and nine months ended September 30, 2006. The Company also incurred approximately $1.4 million of adverse development during the nine months ended September 30, 2006 due to an increase in legal severities on construction defect claims. Additionally, the Company recorded approximately $2.9 million of unfavorable development during the nine months ended September 30, 2006 related to estimated costs associated with possible reinsurance collection issues on two separate casualty claims and the 1998 and 1999 workers compensation reinsurance treaties.

During the quarter ended September 30, 2005, the Company incurred $8.8 million of incurred net loss and loss expenses and $18.3 million of gross loss and loss expenses related to Hurricanes Katrina and Rita.

The prior year increase for the three months ended September 30, 2005 included increases of $1.1 million related increases in the non-construction defect casualty line, $200,000 related to construction defect reserves and $133,000 related to the exited commercial auto line from adverse new claim information. The increases were offset by approximately $454,000 of favorable development in the property line of business. The increases related to the non-construction defect casualty line primarily relate to claim severities exceeding the Company’s expectations resulting in reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns. The increases related to construction defect primarily relate to increased estimates of litigation reserves. The favorable development for property resulted from actual reported losses below expectations.

The prior year increase for the nine months ended September 30, 2005 included increases of $3.3 million related to construction defect, $2.0 million related to the non-construction defect casualty line, and $463,000 related to the exited commercial auto line from adverse new claim information on two claims. The increases were offset by approximately $989,000 of favorable development in the property line of business. The increases pertaining to construction defect primarily relate to reserves established for several contribution action settlements and increased estimates of litigation reserves related to the contribution actions. The increases related to the non-construction defect casualty line primarily relate to claim severities exceeding the Company’s expectations resulting in reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns. The favorable development for property resulted from actual reported losses below expectations.

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

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Premiums written:
Direct	$68,849	52,491	190,612	154,444
Assumed	454	993	2,400	1,945
Ceded	(8,638)	(7,703)	(23,426)	(19,965)

Net premiums written	$60,665	45,781	169,586	136,424

Premiums earned:
Direct	62,831	51,575	177,977	147,457
Assumed	523	475	2,440	888
Ceded	(7,929)	(7,116)	(23,425)	(18,866)

Net premiums earned	$55,425	44,934	156,992	129,479

Losses and loss expenses incurred:
Direct	34,133	50,850	106,993	114,521
Assumed	481	(229)	838	(641)
Ceded	(221)	(14,211)	(10,424)	(25,156)

Net losses and loss expenses incurred	$34,393	36,410	97,407	88,724

In 1998 and 1999, the Company had quota share and excess of loss reinsurance agreements with three reinsurance companies for the workers’ compensation line of business. These agreements were entered into through an intermediary, which was ordered into liquidation in 2000. Since that time, the Company attempted to collect the losses directly from one of the reinsurers. On March 22, 2006, the Company’s effort to vacate an adverse award received in arbitration related to this reinsurer proved unsuccessful. As a result, the Company began the process of turning the claims over to the liquidator of the intermediary. As of September 30, 2006, the Company had approximately $2.9 million of recoverables related to these reinsurance agreements, of which $1.1 million related to the quota share agreements and $1.8 million related to the excess of loss agreements. In the third quarter of 2006, the Company received communication from the liquidator of the intermediary that caused the Company to believe that the Company would not be able to recover a significant amount from the liquidator. As a result, the Company increased the reserve for uncollectible reinsurance from the $1.5 million that was recorded at June 30, 2006 to $2.9 million at September 30, 2006.

In addition, in the second quarter of 2006, the Company increased its reserves for uncollectible reinsurance to $1.4 million from $250,000 related to disputes with three reinsurers on 1997 and 2000 accident year casualty claims. The total amount in dispute is approximately $4.0 million. During the second quarter of 2006, the Company was unsuccessful on appeal of a 1997 accident year claim for which it is anticipated one of the reinsures may deny indemnification. In addition, the Company has filed a notice of arbitration against one of its reinsurers related to a 2000 accident year claim for which a $250,000 provision for arbitration costs was established in the first quarter of 2006. In the second quarter of 2006, the Company recorded an additional provision of $220,000 for arbitration costs for the 2000 accident year claim as the Company will file for arbitration if current negotiations are not successful. No new information was obtained during the third quarter that indicated a change in the reserve was warranted. As of September 30, 2006, the Company had $1.4 million of reserves for uncollectible reinsurance for these amounts in dispute.

Management believes that the reserves for uncollectible reinsurance constitute a reasonable provision for expected costs and recoveries related to the collection of the recoverables on these claims, however, actual legal costs and settlements of these claims could vary significantly from the current estimates recorded.

(6)	Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisition costs deferred and amortized:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$22,906	18,919	20,649	17,411
Policy acquisition costs deferred	15,011	11,411	42,230	33,474
Amortization of deferred policy acquisition costs	(14,440)	(10,941)	(39,402)	(31,496)

Balance at end of period	$23,477	19,389	23,477	19,389

For the three and nine months ended September 30, 2006, the Company expensed $766,000 of unamortized deferred policy acquisition costs related to the auto physical damage program. This expense was a result of the fact that the programs’ loss and loss expense ratio exceeded our expectations causing the program to fall below the profitability levels required for continued deferral of the additional policy acquisition costs. There were no such expenses during the three and nine months ended September 30, 2005.

(7)	Federal Income Taxes

The income tax provision for the three and nine months ended September 30, 2006 of 30.3% and 29.5%, respectively has been computed based on our estimated annual effective tax rate of 29.5% which differs from the federal income tax rate of 35% principally because of tax-exempt investment income. The income tax provision for the nine months ended September 30, 2005 was computed based on our estimated annual effective tax rate of 25.0%, which also differed from the federal income tax rate of 35% principally because of tax-exempt investment income. The income tax provision for the quarter ended September 30, 2005 was 38.6% primarily due to the pretax loss recorded for the quarter and the effect of tax-exempt investment income.

(8)	Commitments and Contingencies

The Company is party to lawsuits, arbitrations and other proceedings that arise in the normal course of its business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that the Company underwrites as an insurer, the liabilities for which the Company believes have been adequately included in its loss and loss adjustment expense (LAE) reserves. Also, from time to time, the Company is party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our insurance subsidiaries. The Company provides accruals for these items to the extent it deems the losses are probable and reasonably estimable.

The outcome of litigation is subject to numerous uncertainties. Although the ultimate outcome of pending matters cannot be determined at this time, based on present information, the Company believes the resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

(9)	Employee Benefits

During 2004, the Company adopted and the shareholders approved a stock option plan (the plan) that provided tax-favored incentive stock options (qualified options), non-qualified share options to employees and qualified board members that do not qualify as tax-favored incentive share options (non-qualified options), time-based restricted shares that vest solely on service provided and restricted shares that vest based on achieved performance metrics. Compensation cost is recorded in the same financial statement caption as the salary expense of the employee (i.e. the compensation cost for the Chief Investment Officer is recorded as an offset to net investment income).

With respect to qualified options, an employee may be granted an option to purchase shares at the grant date fair market value, payable as determined by the Company’s compensation committee. An optionee must exercise an option within 10 years from the grant date. Full vesting of qualified options occurs at the end of four years.

With respect to non-qualified options, an employee or a board member may be granted an option to purchase shares at the grant date fair market value, payable as determined by the Company’s compensation committee. An optionee must exercise an option within 10 years from the grant date. Full vesting of non-qualified options occurs at the end of three years.

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

The performance-based restricted shares are granted to key executives and vest annually over a four-year period based on achieved specified performance metrics. In accordance with SFAS 123R, compensation cost is measured on the grant date at the grant date market value and recorded over the service period, unless it becomes unlikely that the performance criteria will be met. Prior to the adoption of SFAS 123R, compensation expense for performance-based restricted share awards was recognized based on the fair value of the awards at the end of the period.

The Company may grant options for up to 1.2 million shares under the plan. Through December 31, 2005, the Company had granted 287,000 non-qualified options, 95,000 qualified options, 156,000 time-based restricted shares and 55,024 performance-based restricted shares under the share plan. On January 3, 2006 and June 1, 2006, the Company granted an additional 112,500 qualified options and an additional 12,000 non-qualified options. In addition, on September 1, 2006, the Company granted 36,704 performance-based restricted shares. Total compensation cost for share-based payment arrangements included in net income was approximately $376,000 and $989,000 for the three and nine months ended September 30, 2006. In 2005, the compensation cost included in net income was $159,000 and $624,000 for the three and nine months ended September 30, 2005. The tax benefit related to these arrangements were $46,000 and $91,000 for the three and nine months ended September 30, 2006. During 2005, there were no tax related benefits. At September 30, 2006 the Company had $1.8 million of future compensation cost related to unvested shares awarded.

A summary of the status of the option plan for the nine months ended September 30, 2006 is presented in the following table:

	September 30, 2006
		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at beginning of period	382,000	$10.49
Changes during the period:
Granted	124,500	10.87
Exercised	(600)	10.50
Forfeited	—	—
Expired	—	—

Outstanding at end of period	505,900	$10.58

Exercisable at end of period	328,108	$10.52

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006:

Three and Nine Months
Ended
September 30,
2006
Risk-free interest rate	4.07%
Expected Dividends	0.93%
Expected Volatility	23.11%
Weighted average expected term	7 Years
Information on the range of exercise prices for options outstanding as of September 30, 2006, is as follows:

	Options Outstanding			Options Excercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price Range	Options	Term	Price	Options	Price
$10.20	12,000	8.7	$10.20	5,328	$10.20
$10.50	369,400	7.6	$10.50	297,925	$10.50
$10.64	112,500	9.3	$10.64	23,523	$10.64
$13.04	12,000	9.7	$13.04	1,332	$13.04
A summary of all employee time-based restricted share activity during the nine months ended September 30, 2006 is as follows:

	2006
		Weighted
	Number of	Average
	Shares	Grant Price
Outstanding at beginning of period	68,033	$10.22
Changes during the period:
Granted	—	—
Vested	(18,149)	10.26
Cancelled	—	—

Outstanding at end of period	49,884	$10.20

In January 2005 and October 2005, the Company modified two executives’ time-based restricted share awards in connection with the termination of their employment to accelerate the vesting period. As such, the Company accounted for the modifications as cancellations of a fixed award and a grant of a variable award, which are valued at the fair market value on the monthly vesting date. During 2005, the Company recorded $231,924 of compensation expense related to the January modification and $42,617 related to the October modification. During the nine months ended September 30, 2006, the Company recorded no compensation expense related to the January modification as all related shares were vested as of December 31, 2005. The Company recorded $165,343 of compensation expense related to the October 2005 modification and as of September 30, 2006, all related shares have vested.

A summary of all employee performance-based restricted share activity for the nine months ended September 30, 2006 is as follows:

	2006
		Weighted
	Number of	Average
	Shares	Grant Price
Outstanding at beginning of period	37,365	$10.50
Changes during the period:
Granted	36,704	14.49
Vested	(9,341)	10.50
Cancelled	—	—

Outstanding at end of period	64,728	$12.76

Of the performance-based restricted share awards granted in March of 2005, an award for 17,659 shares was modified in accordance with the agreement entered into in connection with the termination of an executive officer’s employment in October 2005. As such, the award was treated as cancelled on October 1, 2005 due to a modification of the award to accelerate the vesting of the shares, change the vesting from annual vesting to monthly vesting and remove the performance based restrictions. As such, the award is treated as a variable award which is valued at the fair market value on the monthly vesting date. During 2005, the Company recorded $46,058 compensation expense related to the restricted shares. During the nine months ended September 30, 2006, the Company recorded $178,686 compensation expense related to the restricted shares and all related shares vested at September 30, 2006.

(10)	Segment Reporting Disclosures

The Company operates in the Property and Casualty Lines (“P/C”) (including general liability, multi-peril, commercial property, garage liability and auto physical damage).

The Company’s Other (including exited lines) includes the surety business and the Company’s exited lines, such as workers’ compensation and commercial auto/trucking. A limited amount of surety business is written in order to maintain Century’s U.S. Treasury listing.

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

Following is a summary of segment disclosures:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Segment revenue:
P/C	$55,044	44,625	155,005	129,065
Investing	5,003	3,800	14,077	10,301
Other (including exited lines)	381	309	1,987	414

Segment revenue	$60,428	48,734	171,069	139,780

Segment profit (loss):
P/C	4,309	(5,602)	9,441	(389)
Investing	5,003	3,800	14,077	10,301
Other (including exited lines)	(994)	(100)	(276)	(180)

Segment profit (loss)	$8,318	(1,902)	23,242	9,732

Segment assets:
Investing	413,606	344,988	413,606	344,988
Assets not allocated	127,028	125,529	127,028	125,529

Total consolidated assets	$540,634	470,517	540,634	470,517

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Income (loss) before income taxes:
Segment profit (loss)	$8,318	(1,902)	23,242	9,732
Unallocated amounts:
Corporate expenses	(341)	(536)	(598)	(1,325)
Interest expense	(608)	(483)	(1,718)	(1,359)

Income (loss) before income taxes	$7,369	(2,921)	20,926	7,048

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2006
P/C	$15,779	39,265	—	55,044
Other (including exited lines)	—	—	381	381

Earned premiums	$15,779	39,265	381	55,425

Three Months Ended September 30, 2005
P/C	$13,983	30,642	—	44,625
Other (including exited lines)	—	—	309	309

Earned premiums	$13,983	30,642	309	44,934

Nine Months Ended September 30, 2006
P/C	$45,251	109,754	—	155,005
Other (including exited lines)	—	—	1,987	1,987

Earned premiums	$45,251	109,754	1,987	156,992

Nine Months Ended September 30, 2005
P/C	$42,329	86,736	—	129,065
Other (including exited lines)	—	—	414	414

Earned premiums	$42,329	86,736	414	129,479

The Company does not manage property and casualty products at this level of detail.

(11)	Dividends to Common Shareholders

On March 13, 2006, the Board of Directors declared a dividend of $0.03 per common share that was paid on April 17, 2006 to shareholders of record as of March 27, 2006. On May 15, 2006, the Board of Directors declared a dividend of $0.035 per common share that was paid on June 7, 2006 to shareholders of record as of May 24, 2006. In addition, on August 16, 2006, the Board of Directors declared a dividend of $0.04 per common share that was paid on September 20, 2006 to shareholders of record as of August 30, 2006.

(12)	Line of Credit

During the third quarter of 2006, the Company amended its line of credit agreement. The amended agreement provides for a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. In both June and July 2006, the Company made a $500,000 draw on the line of credit for general corporate purposes. A payment of approximately $1,006,000 was paid on the line of credit in August 2006, including $1,000,000 of principal and approximately $6,000 of interest. The Company does not have any borrowings outstanding under the line of credit at September 30, 2006 or 2005.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated condensed financial statements and the notes to those statements included in this Form 10-Q. Some of the statements in this report, including those set forth in the discussion and analysis below, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements are described under the heading “Risks Related to Our Business and Industry” in our Annual Report, on Form 10-K for the year ended December 31, 2005, and elsewhere in this report, and include, but are not limited to, the following factors:
•	our actual incurred losses may be greater than our loss and loss expense reserves, which could cause our future earnings, liquidity and financial rating to decline;

•	a decline in our financial rating assigned by A.M. Best may result in a reduction of new or renewal business;

•	we are subject to extensive regulation and judicial decisions affecting insurance and tort law, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with certain regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations;

•	our general agents may exceed their authority and bind us to policies outside our underwriting guidelines, and until we effect a cancellation, we may incur loss and loss expenses related to those policies;

•	if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered;

•	our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in government monetary policies, general economic conditions and overall market conditions, all of which impact interest rates;

•	we distribute our products through a select group of general agents, five of which account for a significant part of our business, and such relationships could be discontinued or cease to be profitable;

•	our reinsurers may not pay claims made by us on losses in a timely fashion or may not pay some or all of these claims, in each case causing our costs to increase and our revenues to decline;

•	if we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment;

•	our business is cyclical in nature, which will affect our financial performance and may affect the price of our common shares;

•	if we are unable to compete effectively with the large number of companies in the insurance industry for underwriting revenues, we may incur increased costs and our underwriting revenues and net income may decline;

•	severe weather conditions and other catastrophes may result in an increase in the number and amount of claims experienced by our insureds; and

•	as a holding company, we are dependent on the results of operations of our insurance subsidiaries and the regulatory and contractual capacity thereof to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiaries may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends.
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
     For additional detail regarding our investment portfolio at September 30, 2006 and December 31, 2005, including disclosures regarding other-than-temporary declines in investment value, see Note 3 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Selected Financial Data:
Gross written premiums	$69,303	53,484	193,012	156,389
Premiums earned	55,425	44,934	156,992	129,479
Net investment income	4,999	3,866	14,114	10,520
Net realized investment gains (losses)	4	(66)	(37)	(219)
Total revenues	60,428	48,734	171,069	139,780
Total expenses	53,059	51,655	150,143	132,732
Net income (loss)	5,133	(1,793)	14,758	5,285
Key Financial Ratios:
Loss and loss expense ratio	62.1%	81.0%	62.0%	68.5%
Expense ratio	32.6%	32.9%	32.5%	32.9%

Combined ratio	94.7%	113.9%	94.5%	101.4%

Overview of Operating Results
     Net income was $5.1 million for the three months ended September 30, 2006 compared to a net loss of $1.8 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, net income increased to $14.8 million from $5.3 million for the nine months ended September 30, 2005.
     The increase in net income for the three and nine months ended September 30, 2006 was primarily attributable to a significant decrease in net losses due to the hurricane losses incurred in 2005, and an increase in total revenue in 2006, which was directly related to an increase in net earned premium and net investment income. The increase in net earned premium resulted principally from an increase in the volume of business which was offset by slight rate declines in both the property and casualty lines of business. The increase in the volume of business is a result of growth from our program division and continued growth in contractors business that is written on a claims-made form. In addition, due to continued favorable cash flows from operations during the nine months ended September 30, 2006 and higher investment yields, our net investment income increased 34.2% over the same period in 2005. Our taxable equivalent yield for the nine months ended September 30, 2006 and 2005 was 5.8% and 5.2%, respectively.
     The increase in total revenue was offset by higher expenses that resulted from an increase in net loss and loss expenses and amortization of deferred acquisition costs. For the quarters ended September 30, 2006 and 2005, the loss and loss expense ratio was 62.1% and 81.0%, respectively. The loss and loss expense ratio for the nine months ended September 30, 2006 and 2005 was 62.0% and 68.5%, respectively. The decrease in the loss and loss expense ratio for the three and nine months ended September 30, 2006 compared to the same periods in 2005 resulted from higher incurred net loss and loss expenses in 2005 as a result of a significantly worse hurricane season in 2005 than in 2006. The expense ratio for the three months ended September 30, 2006 and 2005 was 32.6% and 32.9%, respectively. The expense ratio for the nine months ended September 30, 2006 and 2005 was 32.5% and 32.9%, respectively. The decrease in the expense ratio for the quarter and nine months ended September 30, 2006 is directly attributable to expense efficiencies gained as a result of the fact that our fixed costs have not increased at the same rate as our earned premium. In addition, the expense ratio for the nine months ended September 30, 2005 was impacted by $793,000 of severance expense that was recorded in the first quarter of 2005. No severance expense was recorded in 2006.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Gross written premiums
Property/casualty	$68,442	52,015	190,322	154,154
Other (including exited lines)	861	1,469	2,690	2,235

Total gross written premiums	$69,303	53,484	193,012	156,389
Ceded written premiums	8,638	7,703	23,426	19,965

Net written premiums	$60,665	45,781	169,586	136,424

Premiums earned	$55,425	44,934	156,992	129,479

Net to gross written premiums	87.5%	85.6%	87.9%	87.2%
Earned to net written premiums	91.4%	98.1%	92.6%	94.9%
Net writings ratio (1)	1.8	1.5	1.7	1.5

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.
     Gross Written Premiums
     Gross written premiums increased 29.6% and 23.4% for the quarter and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. This fluctuation for the quarter and year-to-date was due to growth in all of our product lines, but primarily from an increase in volume from our specialty program unit and an increase in our casualty book of business as a result of growth in contractor business written on a claims-made form. Our program unit introduced an auto physical damage program in mid-2005 which has increased our property business by $11.8 million throughout 2006. In addition, in January 2005, we stopped writing contractors business written on an occurrence form and began to offer contractors liability coverage on a claims-made form. The claims-made contractors’ coverage has a significantly shorter claim reporting period which should result in less reserve variability and more predictable results. The initial impact of ceasing to write contractors on an occurrence form caused a decrease in premium writings on our contractors book in 2005. The market for contractors written on a claims-made form did, however, begin to improve late in 2005 and into 2006 causing an increase in our casualty book of $7.6 million during 2006. The growth in our property/casualty segment was slightly offset by minimal rate decline in property business while casualty rates remained stable.
     Net Written Premiums and Premiums Earned
     Net written premiums increased by 32.5% and 24.3% for the three months and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 due to the growth in gross written premiums. Net written premiums represented 87.5% and 87.9% of gross written premiums for the three and nine months ended September 30, 2006. This is higher than the relationship of net written premiums to gross written premiums for the same periods in 2005, reflecting a decrease in ceded premiums in the current year resulting from the fact that effective January 1, 2006 we began to retain 50% of the $500,000 in excess of $500,000 layer of our casualty reinsurance treaty. In 2005, we ceded the entire $500,000 in excess of $500,000 layer of our casualty reinsurance treaty to outside reinsurers.
     Premiums earned increased by 23.3% and 21.2% for the three and nine months ended September 30, 2006, respectively, compared to the same period of 2005. This represents 91.4% and 92.6% of net written premiums for the three and nine months ended September 30, 2006, respectively. The relationship of premiums earned to net written premiums during the quarter and nine months ended September 30, 2006 was lower compared to the same periods in 2005, reflecting an increase in the growth rate of premiums in the third quarter and first nine months of 2006 compared to the same periods of 2005.

     Net Investment Income
     Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is comprised of interest and dividends earned on these securities, net of related investment expenses.
     Net investment income was $5.0 million for the three months ended September 30, 2006, compared to $3.9 million for the same period in 2005. For the nine months ended September 30, 2006, net investment income increased to $14.1 million compared to $10.5 million for the same period in 2005. The increase was due to an increase in invested assets, including cash, and higher investment yields. Invested assets, including cash, increased by $55.6 million to $422.0 million as of September 30, 2006 from $366.4 million as of December 31, 2005. The pre-tax investment yield for the three months ended September 30, 2006 was 5.2%, compared to 4.7% for the same period in 2005. For the nine months ended September 30, 2006 and 2005, the pre-tax investment yield was 5.1% and 4.5%, respectively. Our taxable equivalent yield for the third quarter of 2006 increased to 5.8% from 5.3% for the same quarter in 2005. For the nine months ended September 30, 2006 and 2005, the taxable equivalent yield was 5.8% and 5.2%, respectively.
     Net Realized Investment Losses
     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.
     We realized net investment gains of $4,000 on the sale of securities for the quarter ended September 30, 2006 compared to $66,000 of net investment losses for the quarter ended September 30, 2005. An other-than-temporary loss of $202,000 was realized during the three and nine months ended September 30, 2006. Other-than-temporary losses of $79,000 and $114,000 were included in the net realized investment losses for the three and nine months ended September 30, 2005, respectively.
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
     Net loss and loss expenses incurred were $34.4 million for the quarter ended September 30, 2006, compared to $36.4 million for the quarter ended September 30, 2005. In the third quarter of 2006, we recorded $35.6 million of incurred losses and loss expenses attributable to the 2006 accident year and $1.2 million of favorable prior year development. In the third quarter of 2005, we recorded

$35.4 million of incurred losses and loss expenses attributable to the 2005 accident year and $978,000 of adverse prior year development.
     Net loss and loss expenses incurred were $97.4 million for the nine months ended September 30, 2006, compared to $88.7 million for the nine months ended September 30, 2005. In the first nine months of 2006, we recorded $97.0 million of incurred losses and loss expenses attributable to the 2006 accident year and $353,000 of favorable prior year development. In the first nine months of 2005, we recorded $84.1 million of incurred losses and loss expenses attributable to the 2005 accident year and $4.6 million of adverse prior year development.
     Our reserve for losses and loss expenses at September 30, 2006 was $240.9 million (before the effects of reinsurance) and $203.0 million (after the effects of reinsurance), as estimated through our actuarial analysis. For the third quarter of 2006 and the first nine months of 2006, we concluded through our actuarial analysis that the December 31, 2005 reserve for losses and loss expenses of $174.2 million (after the effects of reinsurance) was redundant by $1.2 million in the third quarter, primarily due to favorable development in our property reserves. The December 31, 2005 reserve for losses and loss expenses was deficient by $353,000, for the nine months ended September 30, 2006, due to our casualty line of business which was partially offset by favorable property development. Our reserve for losses and loss expenses (net of the effects of reinsurance) at September 30, 2006 and December 31, 2005 by line is summarized as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Property/casualty:
Casualty	$177,436	142,451
Property	21,580	27,972
Other (including exited lines):
Commercial auto	533	936
Workers’ compensation	2,924	2,657
Other	543	183

Net reserves for losses and loss expenses	203,016	174,199
Plus reinsurance recoverables on unpaid losses at end of period	37,903	37,448

Gross reserves for losses and loss expenses	$240,919	211,647

     The increase in net loss and loss expense reserves during the first nine months of 2006 is primarily attributable to our continued growth, and an increase in the cost to settle claims experienced throughout 2005 and into 2006.
     In the aggregate, we recorded $1.2 million of favorable development and $353,000 of unfavorable reserve development related to prior accident years for the three and nine months ended September 30, 2006, respectively.
     For the three months ended September 30, 2006, within the property line, we experienced favorable non-catastrophe case reserve development producing a reduction in ultimate loss and loss expenses by $3.3 million primarily for the 2004 and 2005 accident years. This favorable development was offset by an increase of $200,000 in casualty reserves during the three month period as a result of a small amount of adverse development in the casualty line related to one claim. Additionally, we recorded approximately $1.9 million of unfavorable development during the three months ended September 30, 2006 primarily related to estimated costs associated with possible reinsurance collection issues on the 1998 through 1999 workers compensation reinsurance treaties.
     For the nine months ended September 30, 2006, within the property line, we experienced favorable non-catastrophe case reserve development producing a reduction in ultimate loss and loss expenses by $7.0 million primarily for the 2004 and 2005 accident years. We also changed our estimates during such nine month period on catastrophe losses by reducing its estimates on Hurricane Wilma by $1.2 million due to actual incurred losses being lower than original estimates. This favorable development was offset by an increase of $4.3 million in casualty reserves during such nine month period as a result of a small amount of adverse development in the casualty line and a result of a refinement to the internal actuarial reserving technique concerning the weighting of reserve indications and supplemental information concerning claims severities. Our reserves moved to a higher point on the range of loss and loss expense reserve estimate, despite the fact that overall, our casualty book of business performed within the range of expectations for the quarter and nine months ended September 30, 2006. We also incurred approximately $1.4 million of adverse development during the nine months ended September 30, 2006 due to an increase in legal severities on construction defect claims. Additionally, we recorded approximately $2.9 million of unfavorable development during the nine months ended September 30, 2006 related to estimated costs associated with possible reinsurance collection issues on two separate casualty claims and the 1998 and 1999 workers compensation reinsurance treaties.
     During the quarter ended September 30, 2005, we incurred $8.8 million of incurred net loss and loss expenses and $18.3 million of gross loss and loss expenses related to Hurricanes Katrina and Rita.
     The prior year increase for the three months ended September 30, 2005 included increases of $1.1 million in the non-construction defect casualty line, $200,000 related to construction defect reserves and $133,000 related to the exited commercial auto line from adverse new claim information. The increases were offset by approximately $454,000 of favorable development in the property line of business. The increases related to the non-construction defect casualty line primarily relate to claim severities exceeding our expectations resulting in reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns. The increases related to construction defect primarily relate to increased estimates of litigation reserves. The favorable development for property resulted from actual reported losses below expectations.
     The prior year increase for the nine months ended September 30, 2005 included increases of $3.3 million related to construction defect, $2.0 million related to the non-construction defect casualty line, and $463,000 related to the exited commercial auto line from adverse new claim information on two claims. The increases were offset by approximately $989,000 of favorable development in the property line of business. The increases pertaining to construction defect primarily relate to reserves established for several contribution action settlements and increased estimates of litigation reserves related to the contribution actions. The increases related to the non-construction defect casualty line primarily relate to claim severities exceeding our expectations resulting in reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns. The favorable development for property resulted from actual reported losses below expectations.
     Operating Expenses
     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$14,440	10,941	39,402	31,496
Other operating expenses	3,618	3,821	11,616	10,360
Severance expense	—	—	—	793

ADAC and other operating expenses	18,058	14,762	51,018	42,649
Interest expense	608	483	1,718	1,359

Total operating expenses	$18,666	15,245	52,736	44,008

Expense ratio:
ADAC	26.1%	24.3%	25.1%	24.3%
Other operating expenses	6.5%	8.6%	7.4%	8.0%
Severance	—%	—%	—%	0.6%

Total expense ratio (1)	32.6%	32.9%	32.5%	32.9%

(1)	Interest expense is not included in the calculation of the expense ratio.

     Operating expenses, compared to the same periods in 2005, increased by 22.4% and 19.8% for the three and nine months ended September 30, 2006, respectively. The overall expense ratio for the three months ended September 30, 2006 and 2005 was 32.6%, and 32.9%, respectively. The overall expense ratio was 32.5% for the nine months ended September 30, 2006 and 32.9% for the nine months ended September 30, 2005. The increase in expenses for the three and nine months ended September 30, 2006 compared to the same periods of 2005, is primarily due to an increase in ADAC as a result of an increase in the volume of insurance written. The decrease in the total expense ratio for the three months ended September 30, 2006 compared to the same period in 2005 is a result of a lower amount of costs related to our Sarbanes Oxley compliance as compared to earned premium in 2006. The decrease in the expense ratio for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily resulted from the severance expense recorded in the first quarter of 2005. For the three and nine months ended September 30, 2006, we have experienced a slight increase in our ADAC portion of the expense ratio as a result of a lower amount of acquisition expenses that were able to be capitalized related to the auto physical damage program. This was offset by the commutation of certain 2005 and prior contingent commission contracts that lowered the other operating expense portion of the expense ratio.
     For the three and nine months ended September 30, 2006, we have experienced an increase in our ADAC portion of the expense ratio as a result of a lower amount of acquisition expenses that were able to be deferred related to the auto physical damage program. During the third quarter of 2006, the loss and loss expense ratio related to this program exceeded our expectations causing the program to fall below the profitability levels required for continued deferral of the additional policy acquisition costs. This resulted in $766,000 of additional expense for the three and nine months ended September 30, 2006. There were no such expenses during the three or nine months ended September 30, 2005. The increase in the ADAC portion of the expense ratio for the three and nine months ended September 30, 2006, was offset by the commutation of certain 2005 and prior contingent commission contracts that lowered the other operating expense portion of the expense ratio. There were no commutations of contingent commission contracts in 2005.
     In response to the lower than expected performance of the auto physical damage program, we have tightened the underwriting selection guidelines, and increased premium rates to yield a decrease in the loss and loss expense ratio. We have also decreased the commissions paid to the agent from 21% to 17%. These changes were designed to increase the profitability of this program to meet our expectations.
     Interest expense continues to increase based on the increase in interest rates on our variable rate Trust Preferred securities, due to the current interest rate environment.
Income Taxes
     The income tax provisions for the three and nine months ended September 30, 2006 of 30.3% and 29.5%, respectively have been computed based on our estimated annual effective tax rate of 29.5%, which differ from the federal income tax rate of 35% principally because of tax-exempt investment income. The income tax provision for the nine months ended September 30, 2005 was computed based on our estimated annual effective tax rate of 25.0%, which also differed from the federal income tax rate of 35% principally because of tax-exempt investment income. The income tax provision for the quarter ended September 30, 2005 was 38.6% primarily due to the pretax loss recorded for the quarter and the effect of tax-exempt investment income.
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
     Century is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century may pay dividends to ProCentury without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Century to ProCentury in 2006 is $12.1 million. Century paid ordinary dividends for nine months ended September 30, 2006 of $2.6 million. No dividends were paid in the three months ended September 30, 2006.
     Century is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. At December 31, 2005, the statutory surplus of Century was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2005 was $121.8 million and the authorized control level was $33.6 million. Century’s statutory surplus at September 30, 2006 was $132.8 million.
     Consolidated net cash provided by operating activities was $47.8 million for the first nine months of 2006, compared to $50.8 million for the same period in 2005. The majority of the decrease is due to an increase in the amount of claim payments as a result of the 2005 hurricane season and quicker claim payouts related to the auto physical damage program as it has a much shorter tail than our other property and casualty business. This increase in payouts is offset by the increase in cash due to our growth of gross written premiums and investment income.

     Consolidated net cash used by investing activities was $43.7 million for the first nine months of 2006, compared to $45.7 million for the same period in 2005. The decrease resulted from a decrease in the amount of net cash provided by operating activities available to be invested.
     Consolidated net cash used in financing activities was $1.3 million for the first nine months of 2006, compared to net cash used in financing activities of approximately $800,000 for the same period in 2005. This increase is primarily the result of an increase in dividends to $0.105 per share during the nine months ended September 30, 2006 compared to $0.06 per share during the nine months ended September 30, 2005.
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
     During the third quarter of 2006, we amended our line of credit agreement. The amended agreement provides for a $10.0 million line of credit with a maturity date of September 30, 2009 and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. In both June and July 2006, we made a $500,000 draw on the line of credit for general corporate purposes. A payment of approximately $1,006,000 was paid on the line of credit in August 2006, including $1,000,000 of principal and approximately $6,000 of interest expense for the quarter ended September 30, 2006. We do not have any borrowings outstanding under the line of credit at September 30, 2006 or 2005.
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
     Our cash and investment portfolio increased to $422.0 million at September 30, 2006 from $366.4 million at December 31, 2005 and is summarized by type of investment in Note 3 to the interim unaudited consolidated condensed financial statements included in this Form 10-Q filing. Our taxable equivalent yield increased to 5.8% at September 30, 2006 from 5.2% at December 31, 2005. The increase in the taxable equivalent yield during the first nine months of 2006 was a result of the investment of proceeds from maturities and operating cash flows at higher interest rates, which were partially driven by the overall rise in market interest rates. The fair value of our fixed maturities at September 30, 2006 increased to $342.1 million from $303.8 million at December 31, 2005. The fair value of our equity securities decreased slightly to $44.3 million at September 30, 2006 from $44.8 million at December 31, 2005. As of September 30, 2006, the duration of the fixed income portfolio was 4.1 years, slightly shorter than the duration of 4.5 years at December 31, 2005. The average credit quality of the portfolio remained investment grade.
Accounting Standards
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We expect that SAB 108 will not have a material effect on our consolidated financial condition or results of operations.
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
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. We will adopt SOP 05-1 effective January 1, 2007. We are currently evaluating the impact of the SOP.
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We are currently evaluating the impact of SFAS No. 155; however, we do not expect it will have a material effect on our consolidated financial condition or results of operations.
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
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements ” (“SFAS No. 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We expect that SFAS No. 157 will not have a material effect on our consolidated financial condition or results of operations.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
     The Company is exposed to market risk, which is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, equity price risk and interest rate risk.
     As of September 30, 2006, there had not been a material change in any of the market risk information disclosed by the Company under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls And Procedures
     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer and Treasurer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (“Disclosure Controls”).
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
     Based on management’s evaluation of the Company’s Disclosure Controls as of September 30, 2006, management concluded that they provide reasonable assurance that information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer, the liabilities for which we believe have been adequately included in our loss and loss adjustment expense reserves. Also, from time to time, we are party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our insurance subsidiaries. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable.
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

PROCENTURY CORPORATION
Date November 8, 2006	By:	/s/ Erin E. West
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