Form 10-K
period 2006-12-31
PROCENTURY CORP
filed 2007-03-09
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-6612

ProCentury Corporation
(Exact name of registrant as specified in its charter)

Ohio	31-1718622
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

465 Cleveland Ave. Westerville, Ohio	43082
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(614) 895-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, without par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006, based upon the closing sale price of the Common Shares on June 30, 2006 as reported on the NASDAQ National Market, was $181,131,296.

The number of shares outstanding of the Registrant’s Common Shares, without par value, on March 9, 2007 was 13,263,323.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive Proxy Statement for the 2007 annual meeting of shareholders to be held May 16, 2007, are incorporated herein by reference into Part III of this document.

PART I

Item 1.	Business

General

ProCentury Corporation (“ProCentury,”) is a specialty property and casualty insurance holding company. We market and underwrite general liability, commercial property, multi-peril insurance, ocean marine and garage liability for small and mid-sized businesses primarily through Century Surety Company (“Century”), our primary operating insurance subsidiary. We also write landfill and specialty surety to maintain Century’s U.S. Treasury listing. References to “Company”, “we”, “us”, and “our” refer to ProCentury and its subsidiaries, unless the context requires otherwise. We are either authorized as an admitted insurer or approved as an excess and surplus lines insurer by the state insurance regulators in 48 states plus the District of Columbia. We primarily write specialty excess and surplus lines insurance through a select group of general agents. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks that insurance companies licensed by the state in which the insurance policy is sold, which are also referred to as “admitted insurers,” typically do not cover. Our goal is to be selective in the classes of business and the coverages we write within the excess and surplus lines market. The insurance needs of this market are serviced by retail insurance brokers who maintain relationships with the general agents with whom we do business.

As a “niche” company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups. These targeted insured markets are often not served or are underserved by standard companies. We focus on serving the insurance needs of small and mid-sized businesses, including habitational risks, hospitality businesses, artisan contractors, daycare facilities, retail and wholesale stores, fitness centers and special event providers. Typically, the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. We underwrite all of our applicants for insurance coverages on an individual basis. For each class we insure, we employ a number of customized endorsements, rating tools and decreased limits to align our product offerings to the risk profile of the class and the specific insured being underwritten.

We seek to achieve a balance between our property and casualty premiums. Property business has an inherently shorter tail than casualty business, and we emphasize short tail classes of casualty business in order to reduce pricing and reserving risk. For example, our primary casualty business is dominated by premises liability risks known in the industry as Owners, Landlords & Tenants (“OL&T”) risks, which present a much shorter tail than a book of business that is predominated by Manufacturers & Contractors (“M&C”) risks. Short tail risks are generally known to occur at a definite point in time, and while the extent of the injury and associated costs may be unknown for some period of time, the actual occurrence is usually reported fairly quickly. In contrast, with longer tail risks, the injury occurs away from the premises owned by the insured, may not be known for some period of time and may result in cumulative or progressive damage.

We avoid high-hazard, long tail lines of business such as product liability, occurrence coverage for general contractor liability and construction contractor liability business and medical malpractice. Due to the extreme lag in the reporting time from the date of an occurrence of property damage to the date a claim is reported in many states, the history of adverse court precedents spreading to other jurisdictions, and contractors having a relatively low barrier to operating across state lines, we believe that construction trades may no longer be predictably underwritten on an occurrence general liability form. Therefore, as a prudent underwriter, beginning in January 2005, we primarily offer a claims made and reported commercial general liability form of coverage on the majority of the construction risk classes regardless of the jurisdiction the contractors operate in, the type of projects they work on, or trade they perform.

As of December 31, 2006, we had consolidated assets of $579.0 million and consolidated shareholders’ equity of $142.4 million. For the year ended December 31, 2006, we produced gross written premiums of $283.0 million, and we had net income of $20.9 million.

Our principal executive offices are located at 465 Cleveland Ave., Westerville, Ohio 43082, and the telephone number at that address is (614) 895-2000. The Company files annual, quarterly, special reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s Web site at http://www.sec.gov and on our Web site at http://www.procentury.com as soon as reasonably practicable after we file such information with the SEC.

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

On April 26, 2004, we issued 8,000,000 common shares at $10.50 per share in an initial public offering (“IPO”) and received proceeds (before expenses) of $77.9 million. Immediately prior to the IPO, Evergreen and Continental were spun-off to ProCentury’s existing Class A shareholders. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed excess workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the accompanying financial information for the year ended December 31, 2004.

On June 1, 2005, Century acquired 100% of the outstanding shares of the Fireman’s Fund of Texas (FFTX) for $5.9 million. FFTX was a Texas domiciled property and casualty company licensed in Texas, Oklahoma and California. The acquisition was part of our long-term plan to develop business that requires admitted status, as well as our continued focus on growing our excess and surplus lines business. On August 16, 2005, FFTX was renamed ProCentury Insurance Company (“PIC”). Since the acquisition, PIC has obtained additional admitted licenses in the following states: Arizona, Arkansas, Indiana, Kansas, Louisiana, Michigan, Missouri, Nevada, New Mexico, North Dakota, Oregon, South Carolina, Utah and West Virginia. PIC is also approved as an excess and surplus lines insurer in Ohio. On January 1, 2006, Century and PIC entered into an inter-company quota share reinsurance pooling agreement. The agreement is a reinsurance agreement where activity and underwriting results of all participants are combined and then allocated to the participants based on agreed upon percentages. The current agreement allocates 90% of the activity to Century and 10% to PIC.

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

The insurance industry has historically been cyclical. From 1987 to 2001, the industry generally experienced intensified competition for standard and excess and surplus lines insurers, resulting in rate decreases in many lines. In early 2001, a return to risk-based underwriting disciplines in the standard market caused a noticeable increase in submissions to the excess and surplus lines market of risks that no longer qualified for coverage from the standard carriers and higher premium rates. During 2001 and through most of 2004, we benefited from this increase in rates and volume, as well as reduced capacity in the excess and surplus lines market, insurance industry consolidation, corporate downsizing and the increased use of communications technology and personal computers, which, among other factors, have contributed to the high growth in the number of small businesses. In addition, low interest rates have resulted in increased premium rates and more conservative coverage terms because, as investment returns have moderated over the past few years, property and casualty carriers have been forced to adopt more profitable underwriting practices. For property business, this pattern continued until the second half of 2003, when rates first plateaued, and then slowly began to decline. This moderate decline continued throughout much of 2004, with some stabilization after the 2005 hurricane season, followed by a modest decline in 2006. For casualty business, rates remained firm throughout 2003 and stabilized in 2004 with only slight declines beginning at the end of 2005 and into 2006. Toward the end of 2006, the industry began to experience softer market conditions featuring intensified competition for admitted and surplus lines insurers, resulting in slight rate decreases. This increase in competition is expected to continue in 2007. We will continue to monitor our rates and control our costs in an effort to maximize profits during softening market conditions.

We expect that rate adequacy for our specialty and excess and surplus lines products will continue, as a result of the following factors:

•	our commitment to underwriting profitability;

•	our re-underwriting of our binding policies;

•	relatively low interest rates;

•	close monitoring or downgrading of many insurers and reinsurers by rating agencies;

•	continued focus on new corporate governance requirements; and

•	continued focus on rate adequacy and the potential negative effects of under-priced business on the industry as a whole.

Lines of Business

The following table sets forth an analysis of gross and net written premiums by segment and major product groupings during the periods indicated:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Gross written premiums:
Property/casualty	$277,733	212,127	190,591
Other (including exited lines)	5,303	4,037	814

Total gross written premiums	283,036	216,164	191,405
Ceded written premiums	35,117	26,645	25,381

Net written premiums	$247,919	189,519	166,024

Property/Casualty

Casualty Business.  We target shorter tail classes of casualty business focusing on OL&T classes of business and have de-emphasized M&C classes of business. We believe these shorter tail OL&T classes of business present less rating and reserving risk to us compared to longer tail casualty lines. For the year ended December 31, 2006, 63.2% of our property/casualty gross written premiums comprised OL&T or shorter tail classes. With respect to the M&C classes of business we continue to write, we focus on controlling the reserving and pricing risk through the use of claims made and reported forms, and in the case of manufacturing risks, emphasizing consumable products with low risk of mass tort claims.

Our insurance policies provide coverage limits generally ranging from $25,000 to $1.0 million per occurrence, with the majority of our policies having limits between $500,000 and $1.0 million. We retain the first $500,000 of an individual casualty loss as well as 50% of the loss amount that exceeds $500,000 but is less than $1.0 million. Our general liability policies usually provide coverage for defense and related expenses in addition to per occurrence and aggregate policy limits. For certain products, defense expenses are included in the policy limits. In the event that one or more of our reinsures become incapable of reimbursing us for a loss, our liabilities will increase.

Other Casualty Business.  We also offer garage liability, professional liability, commercial excess and umbrella policies to supplement our commercial multi-peril and commercial general liability writings. On garage and professional liability we write up to a maximum of $1.0 million per occurrence or accident. Commercial excess policies provide excess liability coverage above the limits of standard liability policies and may also provide coverage for risks not covered under standard liability policies. Our limited umbrella form policy may also provide coverage for risks not covered under standard liability policies after the insured satisfies a self-insured retention. We write commercial umbrella and excess insurance for limits up to a total aggregate of $5.0 million above the minimum underlying limits of $1.0 million per occurrence and $2.0 million in the aggregate. Although most of our umbrella and excess business is written to support our primary policies, we will accept other carriers as primary, provided they are rated “A- V” or better by A.M. Best.

Starting June 1, 2006, we created a marine unit to begin writing ocean marine business. Within the marine unit, we target small and medium sized ocean cargo, marine liability, and hull exposures. As is consistent with our property and casualty strategy, we tend to focus on shorter tail exposures and typically do not write high hazard marine manufacturing and contracting exposures. We typically exclude worker’s compensation coverages from our Protection and Indemnity coverage. Distribution of marine products is through our existing agents and brokers as well as specialized ocean marine brokers.

We also have a program unit that writes specialty programs as well as alternative risk transfer programs, which require the insured to fund all or part of the insurance risk with cash or a letter of credit.

In our program unit, we seek to write the better risks in a class with strict information gathering, loss control and underwriting guidelines and rules. In our specialty program unit, we typically require more underwriting information on each account than is required in our usual surplus lines business in order to help us determine which individual risks in the group that we will write. In 2005, we established a segregated cell captive in which our agents can use their own funds to establish a cell. This allows the agent to assume part of the risk in the business that they write by acting as a quota share reinsurer of Century. In combination with our increased class and individual risk underwriting guidelines, this business is expected to produce more profitable long term results versus business written on the same class but with less intensive underwriting and submission requirements. Examples of programs we write in this unit are general liability for oil and gas service contractors, pet sitters, and mid-to-low-priced franchised hotels. In addition, we write commercial auto physical damage which is included in our property business.

The fully or partially funded alternative risk business we write in our program unit is generally for insureds with risks for which traditional insurance is not cost effective for the first $1.0 to $5.0 million of coverage. In these situations, the insured pays us a premium that is calculated to include the limit of insurance that is exposed. Additionally, the insured pays us a fee to cover overhead and profit, which is included in other income on the Consolidated Statements of Operations.

Property Business.  For the year ended December 31, 2006, 36.8% of our total property/casualty gross written premiums comprised property business. Consistent with our focus on shorter tail casualty lines, we believe that the inherent short tail property business presents less rating and reserving risk. Our property business represents classes of business that were chronically under-priced by the standard market admitted insurers in the late 1990s and have since been pushed to the excess and surplus lines market. These classes include apartments, commercial buildings and low value dwellings.

Our commercial property lines provide coverage limits of up to $30.0 million, but the majority of our written premiums in 2006 were written at limits of less than $2.0 million. Through the use of treaty, automatic facultative and certificate facultative reinsurance, we retain the first $500,000 of each individual loss for the current accident year.

Package Business.  We write commercial multi-peril policies that provide our insureds with commercial property and general liability coverages bundled together as a “package.” The targeted classes, limits and pricing on these policies are the same as if written separately.

Other (Including Exited Lines).  We write a limited amount of landfill and specialty surety bond business on a direct and assumed basis. We continue to write surety business in order to maintain our U.S. Treasury Listing. We do not expect our surety segment to exceed 5% of our total gross written premium. Our exited lines include commercial automobile/trucking that was exited in May 2000 and workers’ compensation that was exited in January 2002.

Geographic Distribution

The following table sets forth the geographic distribution of our gross written premiums for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
	(In thousands)

Midwest	$44,171	15.6%	$36,826	17.0%	$38,458	20.1%
Southeast	84,310	29.8	56,348	26.1	51,841	27.1
Southwest	47,071	16.6	34,650	16.0	34,916	18.2
West	87,935	31.1	76,196	35.2	61,062	31.9
Northeast	14,973	5.3	8,933	4.1	5,128	2.7
Assumed Reinsurance	4,576	1.6	3,211	1.6	—	—

Total	$283,036	100.0%	$216,164	100.0%	$191,405	100.0%

We attempt to minimize catastrophic risk by diversifying in different geographical regions. Our primary catastrophic risk is structural property exposures as a result of fire following an earthquake, hurricanes, tornados, hail storms, winter storms and freezing. We maintain property catastrophe coverage by evaluating the probable maximum loss using a catastrophe exposure model developed by independent experts. We do not write wind coverage on fixed properties in Florida or within two counties of the Gulf of Mexico and the eastern seaboard states.

Underwriting and Pricing

We underwrite our commercial property/casualty business on a binding authority and brokerage basis.

Binding Authority.  Binding authority business represents risks that may be quoted and bound with a policy subsequently issued on our behalf by our general agents. This business is produced in accordance with specific and detailed rules set forth in our Electronic Underwriting Manual (“EUM”) that is provided to our general agents. In addition to our EUM, in April of 2006, we released Century On Line, a web based rating and quoting tool. This tool gives agents the ability to rate and quote a policy using the same rates that are in our EUM. There are limited classes and no premium credits available to the general agency underwriter. We monitor the classes of business subject to agents’ binding authority, considering market conditions, competition, underwriting results and other factors and we frequently change these guidelines by amending our EUM.

Our EUM provides that some prospective insureds must be submitted to our underwriters for specific approval prior to the agent quoting or binding the risk. The most frequent reason for this specific approval requirement is the size of the risk involved. Any prospective property risk with a total insured value (“TIV”) over $1.0 million is automatically required to be submitted for approval prior to binding. Similarly, any prospective casualty risk with a premium of $35,000 or greater is required to be submitted for approval prior to binding.

The economics of the binding business are generally different than those of the brokerage business. The binding business is characterized by small, independently owned, single location businesses that have been denied coverage by the standard market. Due to their size, retail agents find it difficult for a standard carrier to accept the account on an exception basis, often nearly running out of time to provide the insured with coverage before the current policy expires. For this reason, it is important to provide binding authority, for the less difficult classes of business, in order to take full advantage in terms of rate and form that also allows fast and reliable service that the insured demands. Further, because the binding business is less likely than the brokerage business to be “shopped” at renewal, it is more persistent from year to year, therefore, being somewhat resistant to a softening market.

Binding authority business accounted for 58.8% of our total core property/casualty gross written premiums for the year ended December 31, 2006. Our EUM outlines our risk eligibility, pricing, underwriting guidelines and policy issuance instructions. We monitor the underwriting quality of our business by re-underwriting each piece of business produced by our general agents in accordance with their underwriting authority.

Brokerage Business.  Brokerage business represents risks that exceed the limits of underwriting authority that we are willing to grant to our general agents. Many of our brokerage accounts are classes of insurance that are not permitted to be written at all by our general agents pursuant to their binding authority. However, most of our brokerage business is produced on risks that produce individual TIV or premium above levels we believe prudent to allow for agency binding and issuance authority. Generally, any property risk with a TIV over $1,500,000 is automatically classified as a brokerage account. For casualty business, the threshold is $35,000 in premium. If there is a package policy where either the property or casualty portion is indicated as a brokerage account, the entire account is classified as brokerage business. Commissions on brokerage policies are generally 3.5% lower than on binding contracts. Brokerage business accounted for approximately 41.2% of our total core property/casualty gross written premiums for the year ended December 31, 2006.

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

We primarily use ISO loss costs as the foundation for establishing our rates for all casualty lines of business. We then develop “loss cost multipliers,” or “LCMs”, which are designed to support our operating expenses, acquisition expenses and targeted return on equity. We multiply our LCMs by ISO loss costs to produce our final rates. On our property business, we employ a proprietary class rating matrix that employs a series of ISO commercial fire rating schedule-based charges determined by construction, occupancy, protection and geographical concerns. We also employ minimum premiums based on the limit and coverage provided that can only increase the effective rate. Our final rates are regionalized to incorporate variables such as historic loss experience, the types and lines of business written, competition and state regulatory considerations. For business that we write on an admitted, or licensed basis, we must obtain advance regulatory approval of rates in a number of states. All agency underwritten business is re-underwritten by our binding unit to check for mistakes or other results that may be inconsistent with the rates set forth in our EUM.

Marketing and Distribution

As of December 31, 2006, we marketed our products through 127 agents, including 99 agents with binding authority. These agents maintain 213 offices in 42 states. This wholesale general agency force makes our products available to licensed retail agencies throughout the United States. We believe that our distribution network enables us to efficiently access, at a relatively low fixed cost, the numerous small markets our product offerings target. These general agents and their retail insurance agents and brokers have local market knowledge and expertise that enable us to more effectively access these markets. We generally confine our general agents marketing territory to three or fewer states.

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

Our claims staff handles almost all claims under our policies. Outside service providers, like independent adjusters, third part administrators and law firms, are utilized to provide specific claims related services under the direction of our claims staff. With rare exception, our general agents have no authority to settle claims or otherwise exercise control over the claims process. Our claims managers and staff oversee and provide appropriate controls on all claims. Claims adjusters have reserving authority based upon their skill levels and experience. We have a regular, formal claims review process. All changes in loss and loss expense reserves on all claims valued greater than $25,000 are reviewed on a weekly basis by senior claims and underwriting management and the President of Century.

Loss and Loss Expense Reserves

We are liable for covered losses and incurred loss expenses under the terms of the insurance policies that we write. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss to us and our settlement of that loss. We reflect our liability for the ultimate payment of all incurred losses and loss expenses by establishing loss and loss expense reserves as balance sheet liabilities for both reported and unreported claims. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and loss expenses.

When a claim is reported, our claim department establishes a case reserve for the estimated probable ultimate cost to resolve a claim as soon as sufficient information is available to evaluate a claim. We open most claim files with a “formula reserve” (a nominal fixed amount) for the type of claim involved. We adjust the formula reserve to the probable ultimate cost for that claim as soon as sufficient information is available. It is our goal to reserve each claim at its probable ultimate cost no later than 30 days on property claims or 90 days on casualty claims following receipt of the claim. We adjust reserves as soon as possible when new information is received that materially changes our evaluation of what we believe we will ultimately pay. We reserve for the payments we expect to make on the loss and for the allocated loss adjustment expenses we expect to incur.

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

Although many factors influence the actual cost of claims and our corresponding reserve estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly, such as the impact on claim costs due to economic inflation, coverage interpretations and jury determinations. In most instances, we rely on our historical experience or industry information to estimate values for the variables that are explicitly used in our reserve analysis. We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of future effects of these factors. Where we have reason to expect a change in the effect of one of these factors, we perform analysis to quantify the necessary adjustments.

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

Our actuarial department included three credentialed actuaries throughout most of 2006, and two credentialed actuaries as of year end 2006. Each of these actuaries is a Fellow of the Casualty Actuarial Society and Member of the American Academy of Actuaries. The duties of the Actuarial Unit include:

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

Due to the inherent uncertainty in estimating reserves for losses and loss expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our results of operations and financial condition. Based on the current assumptions used in calculating reserves, management believes our overall reserve levels at December 31, 2006 make a reasonable provision for our future obligations.

Activity in the liability for loss and loss expense reserves is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Loss and loss expense reserves at beginning of year, as reported	$211,647	153,236	129,236
Less reinsurance recoverables on unpaid losses at beginning of year	37,448	29,485	36,739

Net loss and loss expense reserves at beginning of year	174,199	123,751	92,497
Provision for loss and loss expense incurred for claims related to:
Current year	136,583	112,946	78,015
Prior years:
Property/casualty:
Casualty	6,164	7,384	12,842
Property	(9,250)	(2,388)	(3,244)
Other (including exited lines):
Commercial automobile	73	439	789
Workers compensation	2,056	(35)	664
Other	(146)	—	—

Total prior years	(1,103)	5,400	11,051

Total incurred	135,480	118,346	89,066

Loss and loss expense payments for claims related to:
Current year	38,781	24,548	22,095
Prior years	56,330	43,350	35,717

Total paid	95,111	67,898	57,812

Net loss and loss expense reserves at end of year	214,568	174,199	123,751
Plus reinsurance recoverables on unpaid losses at end of year	36,104	37,448	29,485

Loss and loss expense reserves at end of year, as reported	$250,672	211,647	153,236

An explanation of significant components of loss and loss expense reserve development by segment (net of reinsurance, unless otherwise indicated) follows.

Property/Casualty

Casualty.  Our changes in the reserve estimates related to prior accident years for the years ended December 31, 2006, 2005 and 2004 for the casualty lines resulted in increases in incurred losses and loss expenses of $6.2 million, $7.4 million, and $12.8 million, respectively. A significant portion of our casualty reserve development relates to construction defect claims in certain states. Starting with California in December 2000, we began to exit contractors’ liability business written on an occurrence form. By the end of the first quarter of 2001, we had significantly reduced our contractors’ liability written on an occurrence form underwriting in all states, and completely eliminated contractors’ liability written on an occurrence form in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, New Jersey, North Carolina, Oregon, South Carolina and Washington. Reserves and claim frequency on this business may be impacted by decisions by California and other states’ courts affecting insurance law and tort law. They may also be impacted by legislation enacted in California. This legislation continues to impact claim severity and frequency assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.

During 2004, as a result of court decisions that further defined the legal environment in California, we decided to enhance our defense strategy for certain types of construction defect claims. As a result, the Company revised its construction defect defense team by retaining appellate and new trial counsel and restaffing the in-house team responsible for management of the litigation. Once the new legal teams were established late in 2004 and into 2005, it was determined that there were certain cases that should be settled and the defense budgets for the remaining cases had to be revised to reflect the added resources, resulting in higher than expected loss and defense costs in 2005. This strategy continued in 2006 and we incurred additional legal expenses when litigation discovery procedures yielded new information about the underlying claims. This new information required a reassessment of expected settlements or judgments and expenses on many suits that had been received in prior years.

With this continued development related to our construction defect claims in 2006 as well as a small amount of adverse development on our non-construction defect casualty claims, our internal actuaries continued to refine their actuarial reserving techniques concerning the weighting of reserve indications and supplemental information concerning claims severities. As a result, our casualty reserves moved to a higher point in the range of loss and loss expense reserve estimates. We also recorded approximately $2.9 million of unfavorable development during the year ended December 31, 2006 related to estimated costs associated with possible reinsurance collection issues on two separate casualty claims.

Property.  Our change in estimates for the years ended December 31, 2006, 2005, and 2004 for the property lines resulted in decreases of $9.3 million, $2.4 million and $3.2 million, respectively. These amounts primarily relate to changes in the selected development patterns on multiple accident years, as the number of claims and claim severity were below expectations at December 31, 2006, 2005 and 2004.

Other (Including Exited Lines)

We began writing commercial automobile/trucking coverage for commercial vehicles and trucks in 1997. In 2000, we exited the commercial automobile line of business due to unsatisfactory underwriting results. Our net loss and loss expense reserves for commercial automobile as of December 31, 2006 and 2005 were $147,000 and $936,000, respectively.

We offered workers’ compensation coverage from 1997 through January 2002. We exited this line of business beginning January 1, 2002 due to unsatisfactory underwriting results and the lack of availability of acceptable reinsurance. Until July 2000, we purchased 100% quota share reinsurance on this book of business. Beginning in 2000, we started to retain some risk. No new policies have been written since the first quarter of 2002. In 2006, we recorded approximately $2.9 million of unfavorable development related to estimated costs associated with reinsurance collection issues on our 1997 through 1999 workers compensation reinsurance treaties. Our net loss and loss expense reserves for workers’ compensation as of December 31, 2006 and 2005 were $3.2 million and $2.7 million, respectively.

The table provided below presents the development of reserves, net of reinsurance, from 1997 through 2006. The top line of the table presents the reserves at the balance sheet date for each of the periods indicated. This represents the estimated amounts of loss and loss expenses for claims arising in the period that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding period, including cumulative payments made since the end of the respective period. The estimate changes as more information becomes known about the payments, as well as the frequency and severity of claims for individual periods. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. The lower portion of the table presents the cumulative amounts paid as of the end of each successive period with respect to those claims. Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

In evaluating the information in the table provided below, note that each amount entered incorporates the cumulative effects of all changes in amounts entered for prior periods. The table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

	1997	1998	1999	2000	2001
	(In thousands)

Net liability for losses and loss expenses	$39,644	42,262	46,649	44,915	48,944
Liability re-estimated as of:
One year later	36,789	44,269	49,382	50,265	64,818
Two years later	38,022	45,006	52,390	66,745	86,480
Three years later	38,869	47,237	66,299	84,178	98,983
Four years later	40,234	58,059	77,477	94,930	104,975
Five years later	52,448	65,977	84,861	100,422	113,125
Six years later	59,130	72,691	88,590	107,588
Seven years later	63,389	76,396	94,235
Eight years later	66,942	81,945
Nine years later	70,615
Net cumulative redundancy (deficiency)	(30,971)	(39,683)	(47,586)	(62,673)	(64,181)
Cumulative amount of net liability paid as of:
One year later	12,042	14,221	18,741	19,047	24,805
Two years later	21,304	25,237	31,444	37,562	46,413
Three years later	28,707	33,559	45,199	54,598	65,472
Four years later	33,508	42,754	55,536	68,806	78,143
Five years later	40,788	49,406	65,559	78,743	89,339
Six years later	45,935	57,133	72,538	89,005
Seven years later	51,349	63,589	79,311
Eight years later	57,283	69,792
Nine years later	61,837
Gross liability — end of year	45,608	55,844	76,357	84,974	94,146
Reinsurance recoverable on unpaid losses	5,964	13,582	29,708	40,059	45,202

Net liability — end of year	39,644	42,262	46,649	44,915	48,944
Gross liability re-estimated — latest	84,471	93,522	132,500	152,886	150,149
Reinsurance recoverable on unpaid losses re-estimated — latest	13,856	11,577	38,265	45,298	37,024

Net liability re-estimated — latest	70,615	81,945	94,235	107,588	113,125
Gross cumulative redundance (deficiency)	$(38,863)	(37,678)	(56,143)	(67,912)	(56,003)

	2002	2003	2004	2005	2006
	(In thousands)

Net liability for losses and loss expenses	$59,002	92,497	123,763	174,199	214,568
Liability re-estimated as of:
One year later	86,045	103,548	129,163	173,096
Two years later	101,553	111,189	137,927
Three years later	109,802	122,467
Four years later	119,978
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Net cumulative redundancy (deficiency)	(60,976)	(29,970)	(14,164)	1,103
Cumulative amount of net liability paid as of:
One year later	30,585	35,717	43,363	56,330
Two years later	56,457	62,569	75,106
Three years later	76,414	84,190
Four years later	90,995
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Gross liability — end of year	91,011	129,558	153,236	211,647	250,672
Reinsurance recoverable on unpaid losses	32,009	37,061	29,485	37,448	36,104

Net liability — end of year	59,002	92,497	123,751	174,199	214,568
Gross liability re-estimated — latest	154,191	147,091	171,159	207,866
Reinsurance recoverable on unpaid losses re-estimated — latest	34,213	24,624	33,232	34,770

Net liability re-estimated — latest	119,978	122,467	137,927	173,096
Gross cumulative redundance (deficiency)	$(63,180)	(17,533)	(17,923)	3,781

(1)	For calendar years and diagonals between 1997 and 2003, the amounts have been restated to remove the net effects of the discontinued operations (i.e. the net surety business).

(2)	In 2004, we entered in a loss portfolio transfer agreement with Evergreen and Continental whereby we assumed all of Evergreen and Continental’s business excluding surety and assumed workers’ compensation. Evergreen and Continental were spun-off to our class A shareholders in 2004 and are, therefore, no longer our subsidiaries. Therefore, for years prior to 2004 gross reserves include our gross reserves for all lines excluding surety (including the gross reserves for Evergreen and Continental) and the 2004 year and the gross liability re-estimated — latest excludes the gross reserves for Evergreen and Continental and includes the assumption of the net business of Evergreen and Continental. In addition, due to the above transactions in 2004, the gross cumulative redundancy (deficiency) includes the effects of eliminating Evergreen and Continental’s gross reserves and the assumption of Evergreen and Continental’s net reserves (excluding surety). Therefore, while the trend of the gross cumulative redundancy (deficiency) remains, the results may not represent the actual redundancy or deficiency of our gross reserves.

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

In formulating our reinsurance programs, we are selective in our choice of reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we evaluate the acceptability and review the financial condition of each reinsurer annually. Generally we use only those reinsurers that have an A.M. Best rating of “A−” (excellent) or better and that have at least $500 million in policyholders’ surplus, or Lloyds of London syndicates that have an A.M. Best rating of “A−” (excellent) or better. In the event that a reinsurer’s policyholders’ surplus falls below $500 million or the A.M. Best rating falls below an “A−,” we will attempt to replace the reinsurer with a reinsurer that fits our criteria, or we will try to commute the contract. Retention levels are reviewed each year to maintain a balance between the growth in surplus and the cost of reinsurance.

The following is a summary of our 2007 and 2006 multiple-line excess of loss reinsurance treaty:

Reinsurance Coverage/Company
Line of Business	Company Policy Limit	Retention

Property	Up to $12.5 million per risk	We retain the first $500,000 per risk and reinsure all losses in excess of $500,000 up to $12.5 million per risk through treaty and automatic facultative agreements. Additional certificate facultative coverage is available for risks exceeding $12.5 million.
Casualty — primary	$1.0 million per occurrence	We retain the first $500,000 per occurrence. In addition, we share on a quota share basis 50% of any per occurrence loss greater than $500,000 but less than $1.0 million.
Casualty — excess and umbrella	Up to $5.0 million per occurrence in excess of the $1.0 million primary policy	We retain 10% of the first $1.0 million per occurrence and we reinsure 100% of any per occurrence loss greater than $1.0 million but less than $4.0 million.
Terrorism — aggregate excess of loss	Insurer deductible as defined in Section 102 for the Terrorism Risk Insurance Act of 2002 and amended by the Terrorism Risk Insurance Extension Act of 2005	For 2006, we retain the first $4.0 million per occurrence and reinsure any per occurrence loss greater than $4.0 million but less than $28 million. For 2007, we retain the first $8.0 million per occurrence and reinsure any per occurrence loss greater than $8.0 million but less than $20 million.

Since 2004, we have maintained “casualty clash” coverage of $19.0 million in excess of $1.0 million to cover exposures such as extra-contractual obligations, losses in excess of policy limits and exposure to a larger single loss than intended due to losses incurred under two or more coverages or policies for the same event.

Since 2005, we maintained property catastrophe coverage of 95.0% of the $16.0 million layer above $4.0 million of cumulative net property retentions. We annually evaluate the probable maximum loss using a catastrophe exposure model developed by independent experts. The most recent model suggests we are insured for a 250 year catastrophic event. Our primary catastrophic risk is structural property exposures as a result of fire following an earthquake, hurricanes, tornados, hail storms, winter storms, and freezing. We do not write wind coverage on fixed properties in Florida or within two counties of the Gulf of Mexico and the eastern seaboard states.

We purchased Terrorism Aggregate Excess of Loss reinsurance coverage effective February 1, 2006 to reduce our retention under the “Insurer Deductible” as defined in Section 102 of the Terrorism Risk Insurance Act of 2002 and as amended by the Terrorism Risk Insurance Extension Act of 2005 (collectively called the “Act”). In 2006, we retained and are liable for $4 million of our aggregate ultimate net loss arising out of all insured losses, as defined by the Act, for the term of the contract. The reinsurer is then liable for the amount by which such aggregate ultimate net loss exceeds our retention, but the liability of the reinsurer will not exceed $28 million for the term of the contract. In 2007, we will retain and be liable for $8 million of our aggregate ultimate net loss arising out of all insured losses, as defined by the Act, for the term of the contract. The reinsurer will then be liable for the amount by which such aggregate ultimate net loss exceeds our retention, but the liability of the reinsurer will not exceeds $20 million for the term of the contract.

The following is a summary of our top ten reinsurers, based on net amount recoverable, as of December 31, 2006:

	A.M. Best	Net Amount
	Rating	Recoverable
Reinsurer	As of December 31, 2006
	(In thousands)

Ace Property and Casualty	A +	$11,260
Swiss Reinsurance America Corporation	A +	10,548
Hannover Ruckvesicherungs-Aktiengeselischaft	A	6,760
Munich Reinsurance America	A	3,630
Berkley Insurance Company	A	3,351
General Reinsurance Corporation	A ++	2,633
Gerling Global Reinsurance Corporation(1)	NR 3	1,324
Evergreen National Indemnity Company	A −	1,141
SCOR Reinsurance Company	A −	1,055
Folksamerica Reinsurance Company	A −	967

		$42,669

(1)	We are closely monitoring the financial status of Gerling Global Reinsurance Corporation (which is not rated as it is no longer accepting new business).

The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred in conjunction with the terrorist attacks on September 11, 2001 and the 2004/2005 hurricane seasons. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. The market improved throughout 2006 due to a moderate hurricane season.

Investment Portfolio

Our investment strategy is designed to capitalize on our ability to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted returns. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The majority of our fixed-maturity portfolio is rated investment grade to mitigate our exposure to credit risk. Our investment portfolio is managed by two outside independent investment managers and one related party investment manager, all which operate under investment guidelines approved by our investment committee. Our investment committee meets at least quarterly and reports to our insurance subsidiaries’ board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. In limited circumstances, we will invest in non-investment grade fixed maturity securities that have an appropriate risk adjusted return, subject to satisfactory credit analysis performed by us and our investment managers.

Our cash and investment portfolio totaled $436.1 million as of December 31, 2006 and is summarized by type of investment as follows:

		Percent of
	Amount	Portfolio
	(Dollars in thousands)

Fixed-maturity:
U.S. Treasury securities	$3,675	0.8%
Agencies not backed by the full faith and credit by the U.S. Government	14,561	3.4
Corporate securities	34,453	7.9
Mortgage-backed securities	58,525	13.4
Asset-backed securities	48,675	11.2
Collateralized mortgage obligations	49,016	11.2
Obligations of states and political subdivisions	150,631	34.5

Total fixed-maturity	359,536	82.4

Cash and short-term investments	33,583	7.7

Equity securities:
Bond mutual funds	14,755	3.4
Preferred shares	25,119	5.8
Common shares	3,069	0.7

Total equity securities	42,943	9.9

Total	$436,062	100.0%

Competition

The property and casualty insurance industry is highly competitive. We compete with domestic and international insurers, many of which have greater financial, marketing and management resources and experience than we do. We also may compete with new market entrants in the future. Competition is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the reputation and experience of the insurer and ratings assigned by independent rating organizations such as A.M. Best. Century and PIC have a pooled rating from A.M. Best of “A−” (excellent). Ratings for an insurance company are based on its ability to pay policyholder obligations and are not directed toward the protection of investors.

Today our primary competitors are Nationwide Mutual Insurance Company (Scottsdale Insurance), Markel Corporation (Essex Insurance Company), IFG Companies (Burlington Insurance Group), W.R. Berkley Corporation (Nautilus Insurance Company), The Argonaut Group (Colony Insurance Company), United American Indemnity, LTD (Penn-America Insurance Company), James River Group, and RLI Corp. We generally compete on the basis of service, as most market competitors have maintained both pricing and underwriting discipline.

Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, issued a pooled rating of “A−” (excellent) as its 2005 annual rating of our property and casualty insurance subsidiaries. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (superior) to “F” (in liquidation). In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company’s securities.

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

Required Licensing.  In Ohio, Arizona, Indiana, West Virginia and Wisconsin, Century operates on an admitted, or licensed, basis. In addition, PIC is admitted in Texas, its state of domicile, and California, South Carolina, Oklahoma, Arizona, Arkansas, Indiana, Kansas, Louisiana, Michigan, Missouri, Nevada, New Mexico, North Dakota, Oregon, Utah and West Virginia. Each of Century’s and PIC’s licenses in these states are in good standing as of December 31, 2006. Insurance licenses are issued by state insurance regulators upon application and may be of perpetual duration or may require periodic renewal. We must apply for and obtain appropriate new licenses before we can expand into a new state on an admitted basis or offer new lines of insurance that require separate or additional licensing.

In most states, Century operates on a surplus lines basis. While Century does not have to apply for and maintain a license in those states, it is subject to maintaining suitability standards or approval under each particular state’s surplus lines laws to be included as an approved carrier. Century maintains surplus lines approvals in all states except where it is admitted, as identified above, and Massachusetts and Rhode Island. In states in which it operates on a surplus lines basis, Century has freedom of rate and form on the majority of its business. This means that Century can implement a change in policy form, underwriting guidelines, or rates for a product on an immediate basis. PIC is authorized to operate on a surplus line basis in Ohio.

Insurers operating on an admitted basis must file premium rate schedules and policy or coverage forms for review and approval by the insurance regulators. In many states, rates and policy forms must be approved prior to use, and insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory.

Insurance Holding Company Regulation.  We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which we conduct business. These regulations require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system domiciled in that state. The insurance laws similarly provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. Generally, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer. Since August 2005, one investor beneficially has owned more than 10% of our outstanding common shares. According to the Schedule 13G filed by the investor with the U.S. Securities and Exchange Commission, the ProCentury common shares are held in the ordinary course of business and were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of the issuer of the securities. Based on the information contained in the Schedule 13G, a change of control was deemed not to have occurred and a disclaimer of affiliation was filed, as contemplated under applicable state statutes, with the appropriate state insurance regulators to disclose the information about the shares being held and the basis for disclaiming the affiliation.

Restrictions on Paying Dividends.  ProCentury is a holding company with no business operations of its own. Consequently, our ability to pay dividends to shareholders and meet debt payment obligations is largely dependent on dividends and other distributions from Century. State insurance law restricts the ability of Century to declare shareholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval from the Ohio Department of Insurance generally is required in order for Century to declare and pay “extraordinary dividends.” An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Using these criteria, the available ordinary dividend available to be paid from Century to ProCentury during 2007 is $18.4 million. The ordinary dividend available to be paid from PIC to Century during 2007 is $1.6 million. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect.

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

Investment Regulation.  Our insurance subsidiaries are subject to state law which requires diversification of its investment portfolio and limits the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which we are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require us to sell those investments.

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

Licensing of Our Employees and Adjustors.  In certain states in which we operate, insurance claims adjusters are required to be licensed and some must fulfill annual continuing education requirements. In most instances, our employees who are negotiating coverage terms are underwriters and employees of the company and are not required to be licensed agents. Approximately thirty of our employees currently maintain requisite licenses for these activities in most states in which we conduct business.

Privacy Regulations.  In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information.

Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. A NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. We have adopted a privacy policy for safeguarding customer information and our insurance subsidiaries follow procedures pertaining to applicable customers to comply with the Gramm-Leach-Bliley related privacy requirements.

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

Quarterly and Annual Financial Reporting.  We are required to file quarterly and annual financial reports with state insurance regulators utilizing statutory accounting practices (“SAP”) rather than generally accepted accounting principles (“GAAP”). In keeping with the intent to assure policyholder protection, SAP financial reports generally are based on a liquidation concept. For a summary of the significant differences for our insurance subsidiaries between statutory accounting practices and GAAP, see Note 11 to our audited consolidated financial statements included in this report.

Periodic Financial and Market Conduct Examinations.  The Ohio Department of Insurance and Texas Department of Insurance conduct on-site visits and examinations our insurance subsidiaries’ affairs, including their financial condition and their relationships and transactions with affiliates, every three to five years, and may conduct special or target examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business may also conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action.

Risk-Based Capital.  Risk-Based Capital (“RBC”) requirements laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. Regulators use RBC to set capital requirements considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2006, both Century and PIC maintained an RBC level in excess of an amount that would require any corrective actions on our part.

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

As of December 31, 2006, Century had no IRIS ratios outside the usual range and PIC had three IRIS ratios outside the usual range, as set forth in the following table:

Company	Ratio	Usual Range	Our Ratio

PIC	Change in Net Premiums Written	33.0 - (33.0)	999.0
PIC	Gross Change in Policyholders’ Surplus	50.0 - (10.0)	54.6
PIC	Liabilities to Liquid Assets	105.0 - 0.0	161.0

The ratio for Gross Change in Policyholders’ Surplus was outside the IRIS usual ranges because of the capital activities related to the purchase of PIC. The ratio for Change in Net Premiums Written and Liabilities to Liquid Assets were outside the IRIS usual range because of the implementation of the intercompany pooling agreement which became effective on January 1, 2006.

We are monitoring the following:

Broker Contingent Commission.  The New York attorney general investigations into insurance broker activities connected with contingent commission agreements have led to lawsuits and prompted other attorneys general and state insurance departments to conduct further investigations. We have not received any formal inquiries from state attorneys general and insurance departments. However, we have conducted internal reviews of our contingent commission arrangements and related underwriting practices and we believe we are in full compliance with the NAIC Model Act. Some state regulatory agencies have adopted or proposed the adoption of guidelines for the regulation of agreements for agents and brokers. We continue to closely monitor all such guidelines and proposals.

Federal Insurance Legislation.  Several legislative measures have been introduced in the U.S. Congress, which, if enacted, may introduce a new level of federal, rather than state, regulation, streamline the regulation of nonadmitted insurance and reinsurance, and to repeal the federal antitrust exemption afforded to the business of insurance. Any proposed legislation could have a significant impact on the insurance industry. We monitor all proposals in the legislative process. We anticipate there will be substantially more legislative activity during 2007.

Terrorism Exclusion Regulatory Activity.  After the events of September 11, 2001, the NAIC urged states to grant conditional approval to commercial lines endorsements that excluded coverage for acts of terrorism consistent with language developed by ISO. The ISO endorsement included certain coverage limitations. Many states have allowed the endorsements for commercial lines, but rejected such exclusions for personal exposures.

The Terrorism Risk Insurance Act of 2002 (TRIA), was enacted on November 26, 2002, to provide for a federal backstop for terrorism losses to insurance companies providing coverage, and was intended to expire on December 31, 2005. The act provides for a federal backstop for terrorism losses as defined by the act and certified by the Secretary of the Treasury in concurrence with the Secretary of State and the U.S. Attorney General. Under TRIA, coverage provided for losses caused by acts of terrorism is partially reimbursed by the United States under a formula whereby the government pays a percentage of covered terrorism losses exceeding a prescribed deductible to the insurance company providing the coverage TRIA was amended and extended until December 31, 2007. The amendments increased the minimum amount of insured damages from $5 million to $50 million for 2006, and $100 million for 2007. In addition, the amount of the insurer’s deductible was raised from 15% to 17.5% in 2006 and to 20% in 2007. The amendments also reduced the amount of coverage available under TRIA. For 2006, once the deductible is met, the government will pay for 90% of the losses. For 2007, the amount the government will pay after deductibles are met is reduced to 85%, with the insurance industry absorbing the rest. We are in compliance with the TRIA requirements, as extended, and make terrorism coverage available to policyholders accordingly.

Mold Contamination.  The property/casualty insurance industry experienced an increase in claim activity beginning in 2001 pertaining to mold contamination. Significant plaintiffs’ verdicts and increased media attention to the subject have caused insurers to develop and/or refine relevant insurance policy language that excludes mold coverage. We anticipate increased state legislative activity pertaining to mold contamination. We will closely monitor regulatory and litigation trends and continue to review relevant insurance policy exclusion language.

OFAC.  The Treasury Department’s Office of Foreign Asset Control (“OFAC”) maintains a list of “Specifically Designated Nationals and Blocked Persons” (the “SDN List”). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations and/or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person and file a report with OFAC. The focus on insurers’ responsibilities with respect to the SDN List has increased significantly since September 11. We have implemented procedures to comply with OFAC’s SDN List regulations.

Class Action Reform.  Legislation was enacted by Congress that curtailed forum shopping and allows defendants to move large national class action cases to federal courts. The legislation also includes provisions to protect consumer class members on matters such as non-cash settlements and written settlement information. We view this as favorable legislation to us and the industry.

Employees

We employ approximately 310 people. Our employees are not covered by any collective bargaining agreements, and we believe our relationship with our employees is satisfactory.

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

Item 1a.	Risk Factors

Risks Related To Our Business and Industry

Our actual incurred losses may be greater than our loss and loss expense reserves, which could cause our future earnings, liquidity and financial rating to decline.

We are liable for loss and loss expenses under the terms of the insurance policies we write. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. We establish loss and loss expense reserves for the ultimate payment of all loss and loss expenses incurred. If any of our reserves prove to be inadequate, we will be required to increase reserves resulting in a reduction in our net income in the period in which the inadequacy is identified. Future loss experience substantially in excess of established reserves could also cause our future earnings, liquidity and financial rating to decline. These reserves are based on historical data and estimates of future events and by their nature are imprecise. Our ultimate loss and loss expenses may vary from established reserves.

Furthermore, factors that are subject to change, such as:

•	claims inflation;

•	claims development patterns;

•	legislative and judicial activity;

•	social and economic patterns; and

•	litigation and regulatory trends

may have a substantial impact on our future loss experience. Additionally, we have established loss and loss expense reserves for certain lines of business we have exited, but circumstances could develop that would make these reserves insufficient. As of December 31, 2006, unpaid loss and loss expense reserves (net of reserves ceded to our reinsurers) were $214.6 million, consisting of case loss and loss expense reserves of $82.2 million and incurred but not reported loss and loss expense reserves of $132.4 million.

We have re-estimated our loss and loss expense reserves attributable to insured events in prior years, which includes re-estimations with respect to excess and surplus lines and products we no longer write. These re-estimations resulted in a (decrease) increase in reserves of $(1.1) million, $5.4 million and $11.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

A decline in our financial rating assigned by A.M. Best may result in a reduction of new or renewal business.

Our insurance subsidiaries received an “A−” (excellent) pooled annual rating in 2006 from A.M. Best, the fourth highest of 16 A.M. Best ratings. A.M. Best assigns ratings that generally are based on an insurance company’s ability to pay policyholder obligations (not towards protection of investors) and focus on capital adequacy, loss and loss expense reserve adequacy and operating performance. A reduction in our performance in these criteria could result in a downgrade of our rating. A downgrade of our rating could cause our current and future general agents, retail brokers and insureds to choose other, more highly rated competitors.

We are subject to extensive regulation and judicial decisions affecting insurance and tort law, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

General.  Our insurance subsidiaries are subject to regulations, administered primarily by Ohio and Texas, our domiciliary states, and to a lesser degree, the other states in which we are licensed or admitted to sell insurance. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things, excess and surplus lines of business authorizations, capital and surplus requirements, rate and form approvals, investment parameter restrictions, underwriting limitations, affiliate transactions, dividend limitations, changes in control and a variety of other financial and non-financial components of our business. Significant changes in these laws and regulations could limit our discretion or make it more expensive to conduct our business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

Required Licensing.  Regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may ultimately be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

Risk-Based Capital.  The NAIC has adopted a system to test the adequacy of statutory capital, known as “risk-based capital.” This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by evaluating certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could cause our insurance subsidiary to lose its regulatory authority to conduct its business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our risk-based capital as of December 31, 2006.

IRIS Ratios.  The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies. IRIS has two phases of screening: statistical and analytical. In the statistical phase, the NAIC database generates financial ratios based on financial information obtained from insurance companies’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. A ratio result falling outside the usual range of IRIS ratios is viewed as part of the regulatory early monitoring system. As of December 31, 2006, Century had no IRIS ratios outside the usual range and PIC had three IRIS ratios outside the usual range, as described in “Business — Regulatory Environment — IRIS Ratios,” which could result in regulatory action.

Judicial Decisions.  State courts may render decisions impacting our liability for losses under insurance and tort law. This case law, as well as any legislation enacted in response, can impact the claim severity and frequency assumptions underlying our reserves. Accordingly, our ultimate liability may exceed our estimates due to this variable, among others.

Our general agents may exceed their authority and bind us to policies outside our underwriting guidelines, and until we effect a cancellation, we may incur loss and loss expenses related to that policy.

As of December 31, 2006, we underwrote 58.8% of our property and casualty premiums on a binding authority basis. Binding authority business represents risks that may be quoted and bound by our general agents prior to our underwriting review. If a general agent exceeds this authority by binding us to a risk that does not comply with our underwriting guidelines, we are at risk for claims under that policy that occur during the period from its issue date until we receive the policy and cancel it.

To cancel a policy for exceeding underwriting authority, we must receive and cancel the policy within statutorily prescribed time limits that are dependent on the jurisdiction but are typically 60 days. Our general agents are required by contract to have bound policies issued and a copy sent to our office within 30 days of the effective date of coverage. Our policy review generally takes two to four weeks, depending on the time of year. Upon review of a policy, we issue instructions to cure any material errors we discover. If cancellation of the policy is the only cure, we order the cancellation of the policy at that time pursuant to state law. As a result, we may be bound by a policy that does not comply with our underwriting guidelines, and until we can effect a cancellation, we may incur loss and loss expenses related to that policy.

We may not be successful in developing our new specialty lines that could cause us to experience losses.

Since 2003, we have entered into a number of new specialty lines of business including commercial auto physical damage, garage liability, and ocean marine. We continue to look for appropriate opportunities to diversify our business portfolio by offering new lines of insurance in which we believe we have sufficient underwriting and claim expertise. However, because of our limited history in these new lines, there is limited financial information available to help us estimate sufficient reserve amounts for these lines and to help evaluate whether we will be able to successfully develop these new lines or the likely ultimate losses and expenses associated with these new lines. Due to our limited history in these lines, we may have less experience managing their development and growth than some of our competitors. Additionally, there is a risk that the lines of business into which we expand will not perform at the levels we anticipate.

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

Our results of operations depend, in part, on the performance of our investments. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Fluctuations in interest rates affect our returns on and the fair value of our fixed-maturity securities. Unrealized gains and losses on fixed-maturity securities are recognized in accumulated other comprehensive income, net of taxes and increase or decrease our shareholders’ equity. Interest rates in the United States are currently low relative to historical levels. An increase in interest rates would reduce the fair value of our investments in fixed-maturity securities. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and realized investment gains and could result in investment losses in our portfolio.

We had fixed-maturity and equity investments with a fair value of $402.5 million as of December 31, 2006 that are subject to:

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

Our fixed-maturity investment portfolio includes mortgage-backed and other asset-backed securities. As of December 31, 2006, mortgage-backed securities, asset-backed securities and collateralized mortgage obligations constituted 35.8% of our cash and investment portfolio. As with other fixed-maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring us to reinvest the proceeds at the then prevailing market rates.

Our equity portfolio totaled $42.9 million as of December 31, 2006. This total includes $28.2 million of investments in preferred and common securities of individual companies, which are subject to economic loss from the decline in preferred and common share prices. As a result, the value of these investments will be determined by the specific financial prospects of these individual companies, as well as the equity markets in general. In addition, we have $14.7 million invested in bond mutual funds.

Since the end of 2002, the U.S. financial markets have experienced a moderate rise in the value of the broader equity markets and a high degree of volatility in interest rates, which affect the value of our fixed-maturity securities. Our fixed-maturity securities, preferred shares and bond mutual funds, which represent $399.4 million, or 91.6% of our total cash and investment portfolio, are subject to changes in fair value based on fluctuations in interest rates. As of December 31, 2006, a 200 basis point decline in interest rates would result in a $33.9 million, or 8.5% increase in fair value of our portfolio and a 200 basis point increase would result in a $35.5 million, or 8.9%, decrease in fair value of our portfolio. As of December 31, 2006, our investment portfolio had a net unrealized investment loss, after the effect of income taxes of $2.4 million. However, these unrealized losses may not persist in the current economic environment or may not be realized and the ultimate loss may be greater.

We distribute our products through a select group of general agents, five of which account for a significant part of our business, and such relationships could be discontinued or cease to be profitable.

We distribute our products through a select group of general agents. Approximately 43.6% of our gross written premiums for the year ended December 31, 2006 were distributed through five general agents. In 2006, our largest agency group, with locations in six states, accounted for $51.8 million (18.3%) of our total gross written premiums. A loss of all or substantially all the business produced by one or more of these general agents could have a negative impact on our revenues.

Our reinsurers may not pay claims made by us on losses in a timely fashion or may not pay some or all of these claims, in each case causing our costs to increase and our revenues to decline.

We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. That is, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs. As of December 31, 2006, we had $43.6 million of amounts recoverable from our reinsurers that we would be obligated to pay if our reinsurers failed to pay. We have recorded a provision for uncollectible amounts of $4.1 million at December 31, 2006, which relates to balances due from reinsurers that are in dispute.

If we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment.

In 2006 we purchased property excess of loss reinsurance to limit our loss from a single occurrence on any one coverage part from any one policy to $500,000. For example, if we have a property policy that has a $600,000 loss, we will be liable for $500,000 of the loss and the reinsurer will be liable for $100,000 of the loss. For our casualty business, we retain the first $500,000 of a loss and share on a quota share basis 50% of the loss amount that exceeds $500,000 up to $1.0 million. For example, if we have a casualty policy that has a $600,000 loss, we will be liable for $550,000 of the loss and the reinsurer will be liable for $50,000 of the loss. We are maintaining the same reinsurance structure during 2007.

Further, we purchase catastrophe reinsurance to limit losses arising from any single occurrence, regardless of how many policyholders are involved or the extent of their loss, to $4.0 million. We purchase casualty clash coverage for the loss amount above $1.0 million for any single occurrence, regardless of the number of policyholders involved. However, we may choose in the future to re-evaluate the use of reinsurance to increase or decrease the amount of liability we cede to reinsurers, depending upon the cost and availability of reinsurance.

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred in conjunction with the terrorist attacks on September 11, 2001 and the 2004 and 2005 hurricane storm seasons. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. The reinsurance market improved throughout 2006 due to a moderate hurricane season. Our reinsurance facilities generally are subject to annual renewal. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase, which could increase our exposure to loss, or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks, which would reduce our revenues. To the extent that we are forced to pay more for reinsurance or retain more liability than we do currently, we may need to reduce the volume of insurance we write. Due to the underwriting profile of our business, we have not been significantly impacted by the changes in the reinsurance market described above either in claims or reinsurance terms and pricing.

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

In its Annual Review of the Excess & Surplus Lines Industry, published in September 2006, A.M. Best stated that large insurance carriers continue to dominate the excess and surplus lines market, with the top 25 insurance groups commanding an 82.5% share of the market, and while opportunities are available in this market, the leading insurance carriers have a firm stronghold. Based on the A.M. Best report, we would not be one of the 25 largest insurance carriers in the excess and surplus lines market. Competition in this market is generally based on many factors, including the perceived market strength of the insurer, pricing, service, speed of claims payment and the reputation and experience of the insurer. We compete primarily on the basis of service.

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

Most of our property business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in all of our property lines and generally result in an increase in the number of claims incurred as well as the amount of compensation sought by claimants because every geographic location in which we provide insurance policies is subject to the risk of severe weather conditions. In 2005, we recorded $5.4 million after tax losses related to the fall hurricane season. In 2006 and prior to December 31, 2004, we have not been materially impacted by severe weather. It is possible that a catastrophic event or multiple catastrophic events could cause our loss and loss expense reserves to increase and our liquidity and financial condition to decline.

As a holding company, we are dependent on the results of operations of our insurance subsidiaries and the regulatory and contractual capacity of our subsidiaries to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiaries may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends.

We are an insurance holding company and our principal asset is the shares we hold in Century. Dividends and other payments from this company are our primary source of funds to pay expenses and dividends to our shareholders. The payment of dividends by Century to us is limited by statute. In general, these restrictions limit the aggregate amount of dividends or other distributions that Century may declare or pay within any twelve-month period without advance regulatory approval. Generally, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula. As a result, we may not be able to receive dividends from our subsidiary at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses. The amount of dividends that can be paid to us from our Century in 2007 without regulatory approval is $18.4 million. The ordinary dividend available to be paid from PIC to Century during 2007 without regulatory approval is $1.6 million.

Managing technology initiatives and meeting new data security requirements present significant challenges to the Company.

While technological developments can streamline many business processes and ultimately reduce the cost of operations, technology initiatives can present short-term cost and implementation risks. In addition, projections of expenses, implementation schedules and utility of results my be inaccurate and can escalate over time. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development.

Data security is subject to increasing regulation. We face rising costs and competing time constraints in meeting compliance requirements of new and proposed regulations. The expanding volume and sophistication of computer viruses, hackers and other external hazards may increase the vulnerability of our data systems to security breaches. These increased risks and expanding regulatory requirement expose us to potential data loss and damages and significant increases in compliance and litigation costs.

Item 1b.	Unresolved Staff Comments

None

Item 2.	Properties

Our corporate headquarters is a newly-constructed approximately 44,000 square foot office building located in Westerville, Ohio. We lease this building pursuant to a lease agreement with an initial term of ten years, which expires in 2013. In addition, we have an option to renew the lease agreement for two five-year terms. In July of 2006, we leased 11,000 more square feet of office space in the same complex as our corporate headquarters. This space was leased with an initial term of five years and an option to terminate the lease after two years with one month advance notice and payment of any unamortized leasehold improvements and brokerage cost.

We also lease an aggregate of approximately 20,000 square feet of office space in Phoenix, Arizona. Our lease of this space has an initial term that expires in 2009. We also lease 1,200 square feet of office space in Conrad, Texas with an initial one-year term.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2006.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 9, 2007:

Name	Age	Position with ProCentury

Edward F. Feighan	59	Chairman of the Board, President, Chief Executive Officer
Erin E. West	31	Chief Financial Officer and Treasurer
Christopher J. Timm	50	Executive Vice President and Director
Greg D. Ewald	53	Senior Vice President of Underwriting

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

ProCentury Corporation (symbol: PROS) common shares are listed on the NASDAQ National Market. As of February 28, 2007, there were 18 holders of record of the 13,263,323 outstanding common shares of the Company. The high, low and closing sale prices of our common shares for each quarter in 2006, 2005, and 2004 are listed below:

	Quarter of 2006
	1st	2nd	3rd	4th

High	$13.64	14.29	15.74	18.92
Low	10.50	12.50	12.89	14.29
Close	13.64	13.71	15.00	18.50

	Quarter of 2005
	1st	2nd	3rd	4th

High	$12.50	11.05	10.75	11.45
Low	10.11	9.75	9.81	9.96
Close	10.49	10.20	10.22	10.73

	Quarter of 2004
	1st	2nd (2)	3rd	4th

High	$(1)	10.99	10.24	12.65

Low	(1)	9.37	9.30	9.62
Close	(1)	9.73	9.91	12.40

(1)	The Company’s common shares were privately held prior to April 26, 2004. Therefore, information for 2003 and the first quarter of 2004 is not provided.

(2)	For the period from April 21, 2004 through June 30, 2004.

The Company declared a $0.03, $0.035, $0.04 and $0.04 per share cash dividend in the first, second, third and fourth quarters of 2006, respectively. The Company declared a $0.02 per share cash dividend in the first three quarters of 2005 and $0.025 in the fourth quarter of 2005. As an insurance holding company, our principal asset is the shares we hold in Century. The dividends and other payments from Century are our primary source of funds; however, the payment of dividends by Century to us is limited by statute. As a result, we may not be able to receive funds at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses.

The chart below reflects the Company’s total return performance for the years ended December 31, 2006, 2005 and 2004.

Total Return Performance

	Period Ending
Index	04/21/04	12/31/04	12/31/05	12/31/06
ProCentury Corporation	100.00	118.57	103.45	180.15
S&P 500 Index	100.00	109.12	114.48	132.56
S&P Property & Casualty Insurance Index	100.00	104.74	120.57	136.09
SNL Insurance P&C Index	100.00	102.25	111.78	130.29
NASDAQ Composite	100.00	109.45	111.78	123.39

Source: Standard & Poor’s and SNL Financial.

The Company has added the NASDAQ Composite and SNL Insurance P&C indexes this year with the intent of discontinuing the use of the S&P 500 and the S&P Property and Casualty Insurance Index next year. The Company believes that the NASDAQ composite and SNL Insurance P&C indexes provide closer representation of the broad and peer indexes for ProCentury.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the periods ended and as of the dates indicated. The selected data presented below under the captions “Operating Data” and “Balance Sheet Data” for, and as of the end of, each of the periods in the five-year period ended December 31, 2006 are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2006 and 2005 and for each of the periods in the three-year period ended December 31, 2006, and the report thereon, are included elsewhere in this 10-K filing. These historical results are not necessarily indicative of results to be expected from any future period. You should read this selected consolidated financial information together with our consolidated financial statements and related notes and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

	Years Ended December 31,
	2006	2005	2004	2003	2002
			(In thousands)

Operating Data:
Premiums earned	$218,992	177,630	148,702	108,294	63,290
Net investment income	19,372	14,487	10,048	6,499	5,075
Net realized investment gains (losses)	80	(326)	50	1,932	2,438
Other income	437	198	—	—	—
Total revenues	238,881	191,989	158,800	116,725	71,203

Discontinued operations(1)	—	—	1,259	1,548	881
Net income	20,901	10,241	14,980	314	6,080

Comprehensive income (loss)	21,655	6,271	14,566	(405)	6,693

Basic net income per share:
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	$1.59	0.78	1.29	(0.25)	0.88
Discontinued operations	—	—	0.12	0.31	0.18
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	0.16

Net income (loss)	$1.59	0.78	1.41	0.06	1.22

Diluted net income per share:
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	$1.58	0.78	1.29	(0.25)	0.88
Discontinued operations	—	—	0.12	0.31	0.18
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	0.16

Net income (loss)	$1.58	0.78	1.41	0.06	1.22

Weighted average of shares outstanding
— basic	13,121,848	13,060,509	10,623,645	5,000,532	5,000,532

— diluted	13,256,419	13,129,425	10,653,316	5,000,532	5,000,532

Insurance Performance Data: (for the periods ended)
Gross written premiums(2)	$283,036	216,164	191,405	149,708	100,542
Net written premiums(3)	247,919	189,519	166,024	131,839	78,362

	Years Ended December 31,
	2006	2005	2004	2003	2002
			(In thousands)

GAAP Underwriting Ratios: (for the periods ended)
Loss ratio(4)	61.9%	66.6%	59.9%	74.8%	71.7%
Expense ratio(5)	32.6%	32.8%	31.9%	34.2%	38.3%

Combined ratio(6)	94.5%	99.4%	91.8%	109.0%	110.0%

Balance Sheet Data: (at the end of the period)
Cash and investments	$436,062	366,410	315,008	171,201	130,101
Reinsurance recoverables on paid and unpaid losses, net	43,628	43,870	33,382	42,042	35,323
Assets available for sale	—	—	—	59,018	51,229
Total assets	579,048	474,145	394,927	332,113	260,758

Loss and loss expense reserves	250,672	211,647	153,236	129,236	90,855
Liabilities available for sale	—	—	—	51,431	36,179
Long term debt	25,000	25,000	25,000	34,133	9,813
Trust preferred securities	—	—	—	—	14,545
Total shareholders’ equity	142,388	121,203	115,237	36,397	36,396

Other Data:
Net writings ratio, including discontinued operations(7)	1.8	1.6	1.4	1.7	1.3
Return on average equity(8)	15.9%	8.7%	18.5%	0.9%	18.4%

(1)	Immediately prior to the completion of the IPO, the common shares of Evergreen and its wholly owned subsidiary, Continental were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders. Prior to the dividends, Evergreen was a controlled subsidiary of Century. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed excess workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the above selected consolidated financial data.

(2)	The amount received or to be received for insurance policies written by us during a specific period of time without reduction for acquisition costs, reinsurance costs or other deductions.

(3)	Gross written premiums less the portion of such premiums ceded to (reinsured by) other insurers during a specific period of time.

(4)	The ratio of losses and loss expenses to premiums earned, net of the effects of reinsurance.

(5)	The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to premiums earned, net of the effects of reinsurance.

(6)	The sum of the loss and loss expense ratio, net of the effects of reinsurance.

(7)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in our current book of business. It may not be comparable to the definition of net writings ratio used by other companies. For periods prior to 2004, this ratio includes discontinued operations, as the insurance subsidiaries’ combined statutory surplus is not allocated by line of business. Therefore, in computing the ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus we did not restate the net written premium for discontinued operations to be consistent with that of the subsidiaries’ combined statutory surplus.

(8)	Return on average equity consists of the ratio of net income to the average of the beginning of period and end of period total shareholders’ equity. For 2004, return on average equity consists of the ratio of net income to the average equity, which is based on the average of the beginning of period and the end of each quarters’ total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report that could cause our actual growth, results of operations, performance and business prospects and opportunities in 2007 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. See “Forward-Looking Statements.”

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

We evaluate our insurance operations by monitoring key measures of growth and profitability. The following provides further explanation of the key GAAP measures that we use to evaluate our results:

Written and Unearned Premium.  Written premium is recorded based on the insurance policies that have been reported to us and beginning in 2006, the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates will be regularly reviewed and updated and any resulting adjustments will be included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. For additional information regarding our written and unearned premium refer to Notes 1 and 4 to our audited consolidated financial statements, both included in this report.

The majority of our business is placed directly through agents. Since the vast majority of the Company’s gross written premium is primary or direct as opposed to assumed (98.4% direct in 2006, 98.5% in 2005 and 99.9% in 2004) the delays in reporting assumed premium generally do not have a significant effect on the Company’s financial statements. We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology which is generally pro-rata over the policy periods. Losses are also recorded in relation to the earned premium. The estimate for losses incurred on the estimated premium is based on an actuarial calculation consistent with the methodology used to determine incurred but not reported loss reserves for reported premiums.

Beginning in 2006, a portion of the Company’s premium is estimated for unreported premium and premiums received by us but not yet processed. Of the $283.0 million of gross written premium recorded in 2006, $20.9 million or 7.4% was estimated. Such premium estimates are generally based on submission data received from agents and recorded when the insurance policy or reinsurance contract is bound and written. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

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

Loss and Loss Expense Reserves.  Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses based on facts and circumstances then known. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. Additional information regarding our loss and loss expense reserves can be found in “Results of Operations — Expenses — Losses and Loss Expenses Incurred,” “Business — Loss and Loss Expense Reserves,” and Note 3 to our audited consolidated financial statements, all of which are included in this report.

Reinsurance Recoverables.  Reinsurance recoverables on paid and unpaid losses, net, are established for the portion of our loss and loss expense reserves that are ceded to reinsurers. Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers that can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. See “Business — Reinsurance” and Note 4 to our audited consolidated financial statements, both included in this report.

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

For additional detail regarding our investment portfolio at December 31, 2006 and 2005, including disclosures regarding other-than-temporary declines in investment value, see “Investment Portfolio” below and Note 2 to our audited consolidated financial statements, both included in this report.

Deferred Policy Acquisition Costs.  We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums. See Note 5 to our audited consolidated financial statements included in this report.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations:

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Selected Financial Data:
Gross written premiums	$283,036	216,164	191,405
Net premiums earned	218,992	177,630	148,702
Net investment income	19,372	14,487	10,048
Net realized investment gains (losses)	80	(326)	50
Other income	437	198	—
Total revenues	238,881	191,989	158,800
Total expenses	209,245	178,410	138,496
Other transactions:
Discontinued operations	—	—	1,259
Net income	$20,901	10,241	14,980
Key Financial Ratios:
Loss and loss expense ratio	61.9%	66.6%	59.9%
Expense ratio	32.6	32.8	31.9

Combined ratio	94.5%	99.4%	91.8%

Overview of Operating Results

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.  Net income was $20.9 for the year ended December 31, 2006, compared to net income of $10.2 for the year ended December 31, 2005. The increase in net income for the year ended December 31, 2006 was primarily attributable to a 24.4% increase in total revenue in 2006 as a result of higher net earned premium and net investment income. The impact of the increase in revenue on net income was also supplemented by a 4.9 percentage points decrease in the total combined ratio in 2006 as compared to 2005. The lower combined ratio is primarily due to a decrease in losses that were incurred related to prior years and hurricanes when comparing 2006 to 2005.

Approximately 88.2% of our revenue growth was due to a 23.3% increase in net earned premium as a result of an increase in the volume of business that was partially offset by slight rate declines in the property line of business and supported by relatively flat rates in our casualty business. While our core property and casualty business continued to grow in 2006, the most significant areas of growth were a result of higher volume of program business and the continued growth in contractors business written on a claims-made form.

In addition to our net earned premium growth, our net investment income grew by 33.7% in 2006 compared to the same period in 2005. This growth was due to continued favorable cash flows from operations during the year ended December 31, 2006 and higher investment yields which on a tax equivalent basis increased to 5.8% for the year ended December 31, 2006 from 5.2% for the same period in 2005.

Higher expenses that resulted from an increase in net loss and loss expenses and amortization of deferred acquisition costs partially offset the increase in total revenue. This increase in overall expenses is a direct result of the growth in the volume of business produced in 2006 and is partially offset by an increase in the profitability of the business written as seen in an overall decrease in the 2006 combined ratio as compared to the combined ratio in 2005. This decrease in the overall combined ratio is a direct result of a 4.7 percentage point decrease in the loss and loss expense ratio that decreased to 61.9% for the year ended December 31, 2006 from 66.6% for the same period in 2005. As previously stated, the decrease in the loss and loss expense ratio for year ended December 31, 2006 compared to the same periods in 2005 resulted from higher net incurred loss and loss expenses in 2005 due to $5.4 million of unfavorable development in 2005 related to prior accident years and a significantly worse hurricane season in 2005 than in 2006 that resulted in $8.3 million of additional losses. We recorded $1.1 million favorable prior year development in 2006.

The expense ratio for year ended December 31, 2006 and 2005 was 32.6% and 32.8%, respectively. The decrease in the expense ratio for the year ended December 31, 2006 is directly attributable the fact that the 2005 expense ratio was impacted by 0.4% of expense related to the severance agreement with our former Chief Operating Officer which was recorded in the first quarter of 2005. No severance expense was incurred in 2006. In addition, the overall expense ratio was impacted by slightly higher acquisition costs included in the amortization of deferred acquisition costs which was offset by a decrease in the other expense ratio due to expense efficiencies gained as a result of the fact that our fixed costs have not increased at the same rate as our earned premium.

In addition, On September 13, 2006, the Securities Exchange Commission staff released Staff Accounting Bulletin 108 (SAB 108) regarding the process of quantifying financial statement misstatements that were uncorrected in prior years. Following the release of SAB 108, we reviewed all of our accounting practices and did not identify any items that were considered to be a material misstatement of prior year financial statements. We did, however, make immaterial adjustments, one of which changed the timing of recording gross written premiums. In the past, we recorded premiums on a received and processed basis, which did not take into account premiums written by agents but not yet submitted to us. Under our revised accounting policy, which was implemented in the fourth quarter of 2006, we recorded an estimate of the policies that have been written by agents but not yet reported to us.

These adjustments had the following impacts on the results for both the quarter and year ended December 31, 2006:

•	Premiums in the course of collection, deferred policy acquisition costs, loss and loss expense reserves and unearned premiums were higher by $16.7 million, $2.7 million, $2.6 million, and $16.2 million, respectively.

•	Gross written premiums, net written premiums and premiums earned were $20.9 million higher, $18.2 million higher and $4.1 million higher, respectively.

•	Losses and loss expenses, the amortization of deferred policy acquisition costs and other operating expenses were higher by $2.6 million $784,000, and $396,000, respectively.

•	Net income was higher by $216,000 or $0.02 per diluted share.

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

More specifically, our net premiums earned increased to $177.6 million in 2005 from $148.7 million in 2004. Included in this increase is growth in our gross written premium from our casualty segment of 17.0% and 0.9% from our property segment. Our casualty business continues to grow profitably with stable rates and a current accident year loss and loss expense ratio of 57.3%. The property market in general did not perform as well as the casualty market given the downward pricing pressure from standard carriers that began in 2004 and continued into 2005. Despite this tighter market, we were still able to grow while only slightly decreasing our average rate. The 2005 loss and loss expense ratio for the property business was 77.8%, which included 14.8% related to the 2005 fall hurricane season.

In addition, we reported a 44.2% increase in net investment income from $10.0 million in 2004 to $14.5 million in 2005. This increase is a result of our operating cash flows and higher pretax investment yields. In addition, we continued our efforts in 2005 to increase our after tax yield by increasing our allocation to tax exempt municipal bonds. As a result of the relationship between our pretax income, which was adversely affected by the 2005 hurricane losses, and an increase in our tax exempt municipal bonds, we reported an annual effective tax rate of 24.6% in 2005 compared to 32.4% in 2004.

The combined ratio increased to 99.4% in 2005 from 91.8% in 2004. Our loss and loss expense ratio increased 6.7 percentage points primarily as a result of the 2005 hurricane losses and the slight premium rate decrease that resulted late in 2004 and into the first half of 2005. In addition, included in our loss and loss expenses is $5.4 million in incurred amounts related to prior accident years compared to $11.1 million in 2004. Our expense ratio increased 0.9 percentage points in 2005 from 31.9% in 2004 to 32.8% at the end of 2005. This increase is a direct result of our efforts in our first year of required compliance with Sarbanes Oxley Section 404.

Revenues

Premiums

Premiums include insurance premiums underwritten by our insurance subsidiaries (which are referred to as direct premiums) and insurance premiums assumed from other insurers (which are referred to as assumed premiums). We refer to direct and assumed premiums together as gross premiums.

Written premiums are the total amount of premiums billed to the policyholder less the amount of premiums returned, generally because of cancellations, during a given period. Written premiums become premiums earned as the policy ages. Barring premium changes, if an insurance company writes the same mix of business each year, written premiums and premiums earned will be equal, and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than written premiums. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than written premiums.

Written premium is recorded based on the insurance policies that have been reported to us and beginning in 2006, the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates will be regularly reviewed and updated and any resulting adjustments will be included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.

We have historically relied on quota share, excess of loss, and catastrophe reinsurance primarily to manage our regulatory capital requirements and to limit our exposure to loss. Generally, we have ceded a significant portion of our premiums to unaffiliated reinsurers in order to maintain net written premiums to statutory surplus ratio of less than 2-to-1.

Our underwriting business is currently divided into two primary segments:

•	property/casualty; and

•	other (including exited lines).

Our property/casualty segment primarily includes general liability, commercial property and multi-peril insurance for small and mid-sized businesses. The other (including exited lines) segment primarily includes our surety business, including landfill and specialty surety that is written in order to maintain Century’s U.S. Treasury listing.

The following table presents our gross written premiums in our primary segments and provides a summary of gross, ceded and net written premiums and net premiums earned for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Gross written premiums:
Property/casualty	$277,733	212,127	190,591
Other (including exited lines)	5,303	4,037	814

Total gross written premiums	283,036	216,164	191,405
Ceded written premiums	35,117	26,645	25,381

Net written premiums	$247,919	189,519	166,024

Net premiums earned	$218,992	177,630	148,702

Net written premiums to gross written premiums	87.6%	87.7%	86.7%
Net premiums earned to net written premiums	88.3%	93.7%	89.6%
Net writings ratio, including discontinued operations(1)	1.8	1.6	1.4

(1)	The ratio of net written premiums (including discontinued operations) to our insurance subsidiaries’ combined statutory surplus. This ratio is not restated to exclude discontinued operations for the year ended December 31, 2004, as the insurance subsidiaries’ combined statutory surplus is not allocated by line of business. Therefore, in computing the ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus we did not restate the net written premium for discontinued operations to be consistent with that of the subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.

Gross Written Premiums

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.  Gross written premiums increased 30.9% for the year ended December 31, 2006 compared to the same period in 2005. This fluctuation for the 2006 year was to the result of in growth the property/casualty segment from all of our product lines, but primarily from an increase in volume from our specialty program unit and an increase in our casualty book of business from growth in our contractor business written on a claims-made form. Our program unit introduced an auto physical damage program in mid-2005 that has increased our property business by $10.9 million throughout 2006. In addition, in January 2005, we stopped writing contractors business written on an occurrence form and began to offer contractors liability coverage on a claims-made form. The claims-made contractors’ coverage has a significantly shorter claim reporting period, which should result in less reserve variability and more predictable results. The initial impact of ceasing to write contractors on an occurrence form caused a decrease in premium writings on our contractors book in 2005. The market for contractors written on a claims-made form did, however, begin to improve late in 2005 and into 2006 causing an increase in our casualty premiums of $8.4 million during 2006. The growth in our property/casualty segment was slightly offset by minimal rate decline in property business while casualty rates remained stable. In addition, our gross written premiums for the year ended December 31, 2006, includes an one-time adjustment of $20.9 million related to the initial booking of policies that have been written by agents but not yet reported to us, as discussed earlier in the overview section.

Gross written premium for the other (including exited lines) segment increased $1.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase represents surety business written in order to maintain the Company’s U.S. Treasury listing.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.  Gross written premiums increased $24.8 million or 12.9% for the year ended December 31, 2005 compared to the same period in 2004. This increase was due primarily to increased business in our property/casualty segment, which increased $21.5 million or 11.3%. The growth in the property/casualty segment resulted principally from an increase in volume in our casualty lines of business of $20.9 million or 17.0%. Our property lines of business increased slightly to $68.2 million in 2005 compared to $67.5 million in 2004. For casualty business, rates increased slightly during 2005.

Gross written premium for the other (including exited lines) segment increased $3.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase represents surety business written in order to maintain the Company’s U.S. Treasury listing.

Net Written and Earned Premiums

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.  Net written premiums increased by 30.8% for the year ended December 31, 2006, respectively, compared to the same period in 2005 due to the growth in gross written premiums. Net written premiums represented 87.6% of gross written premiums for the year ended December 31, 2006, which is relatively the same as the relationship of net written premiums to gross written premiums for the year ended December 31, 2005. Our net written premiums for the year ended December 31, 2006, includes an adjustment of $18.2 million related to the initial booking of policies that have been written by agents but not yet reported to us, as discussed earlier in the overview section.

Premiums earned increased by 23.3% to $219.0 million for the year ended December 31, 2006, compared to $177.6 million in the 2005 year. Premiums earned as a percentage of net written premiums was 88.3% and 93.7% for the years ended December 31, 2006 and 2005, respectively. The relationship of premiums earned to net written premiums during the year ended December 31, 2006 was lower compared to the same period in 2005 as a result of the fact that beginning in 2006, we are including an estimate of the premiums not yet received from our agents in our total gross and net written premium. As the majority of this premium is expected to have effective dates in December, the premiums are estimated to be less than a month earned, resulting in a lower overall relationship of premiums earned to net written premiums.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.  Net written premiums for the year ended December 31, 2005 were $189.5 million, representing an increase of 14.2% compared to the same period in 2004. Net written premiums were 87.7% of gross written premiums for the year ended December 31, 2005, which is slightly higher than the year ended December 31, 2004., Net premiums earned, a function of net written premiums, amounted to $177.6 million for the year ended December 31, 2005 and equaled 93.7% of net written premiums compared to 89.6% in 2004. This increase directly related to a stabilization of the rate of growth in 2005.

Net Investment Income

Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is primarily comprised of interest and dividend earned on these securities, net of related investment expenses.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.  Net investment income was $19.4 million for the year ended December 31, 2006, compared to $14.5 million for the same period in 2005. The increase was due to an increase in invested assets, including cash, and higher investment yields. Invested assets, including cash, increased by $69.7 million to $436.1 million as of December 31, 2006 from $366.4 million as of December 31, 2005. The pre-tax investment yield for the year ended December 31, 2006 was 5.1%, compared to 4.6% for the same period in 2005. For the year ended December 31, 2006 and 2005, the taxable equivalent yield was 5.8% and 5.2%, respectively.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.  Net investment income increased to $14.5 million for the year ended December 31, 2005, compared to $10.0 million for the same period in 2004. The increase was the result of an increase in investments and cash balances, as well as higher investment yields. Due to an increase in our operating cash flows, the investment portfolio and cash increased to $366.4 million as of December 31, 2005, which is an increase of $51.4 million from December 31, 2004. Our average investment yield for 2005 was 4.6%, compared to 4.1% for the same period in 2004. On a tax equivalent yield basis, our yield increased to 5.2% in 2005 compared to 4.8% in 2004.

Realized Gains (Losses) on Securities

Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.  We realized net investment gains of $80,000 on the sale and write down of securities for the year ended December 31, 2006 compared to $326,000 of net realized losses for the year ended December 31, 2005. Other-than-temporary losses of $1.4 million were recorded during the year ended December 31, 2006. Other-than-temporary losses of $150,000 were included in the net realized investment losses for the year ended December 31, 2005.

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

The next two tables are discussed in more detail below. The following table presents our reserve for losses and loss expenses (net of the effects of reinsurance) by segment and by line and the effected of reinsurance for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Property/casualty:
Casualty	$188,370	142,451	102,430
Property	22,302	27,972	16,115
Other (including exited lines):
Commercial auto	147	936	1,780
Workers’ compensation	3,220	2,657	3,426
Surety	529	183	—

Net reserves for losses and loss expenses	214,568	174,199	123,751
Plus reinsurance recoverables on unpaid losses at end of period	36,104	37,448	29,485

Gross reserves for losses and loss expenses	$250,672	211,647	153,236

The following table presents our incurred losses and loss expenses (net of the effects of reinsurance) from the most current accident year and from re-estimation of ultimate losses on prior accident years and provides a summary of losses incurred to premiums earned (loss and loss expense ratio) for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net incurred losses and loss expenses attributable to insured events of:
Current year	$136,583	112,946	78,015
Prior years:
Property/casualty:
Casualty	6,164	7,384	12,842
Property	(9,250)	(2,388)	(3,244)
Other (including exited lines):
Commercial automobile	73	439	789
Workers compensation	2,056	(35)	664
Other	(146)	—	—

Total prior year	(1,103)	5,400	11,051

Net incurred	$135,480	118,346	89,066

Net loss and loss expense ratio:
Current year	62.4%	63.6%	52.5%
Prior years	(0.5)	3.0	7.4

Net loss and loss expense ratio	61.9%	66.6%	59.9%

An overall and by segment explanation of our reserves and development on those reserves (net of reinsurance unless otherwise indicated) for the years ended December 31, 2006 and 2005 is as follows:

Overall

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.  Our gross reserves for loss and loss expenses were $250.7 million and $211.6 million (before the effects of reinsurance) at December 31, 2006 and 2005, respectively. In 2006, we determined that the December 31, 2005 net reserve for losses and loss expenses of $174.2 (after the effects of reinsurance) was redundant by $1.1 million. This favorable development is detailed in the chart above and further discussed in the segment information below.

Net loss and loss expenses incurred were $135.5 million for the year ended December 31, 2006, compared to $118.3 million for the year ended December 31, 2005. In 2006, we recorded $136.6 million of incurred losses and loss expenses attributable to the 2006 accident year and $1.1 million of favorable prior year development. In 2005, we recorded $112.9 million of incurred losses and loss expense attributable to the 2005 accident year and $5.4 million of unfavorable prior year development. Net loss and loss expense ratios were 61.9% and 66.6% for the years ended December 31, 2006 and 2005, respectively.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.  Our gross reserves for loss and loss expenses were $211.6 million and $153.2 million (before the effects of reinsurance) at December 31, 2005 and 2004, respectively. In 2005, we concluded, through our actuarial analysis, that the December 31, 2004 net reserve for losses and loss expenses of $123.8 (after the effects of reinsurance) was deficient by $5.4 million.

Net loss and loss expenses incurred increased to $118.3 million for the year ended December 31, 2005 compared to $89.1 for the year ended December 31, 2004. In 2005, we recorded $112.9 million of incurred losses and loss expenses attributable to the 2005 accident year and $5.4 million of unfavorable prior year development. In 2004, we recorded $78.0 million of incurred losses and loss expense attributable to the 2005 accident year and $11.1 million of unfavorable prior year development. Net loss and loss expense ratios were 66.6% and 59.9% for the years ended December 31, 2006 and 2005, respectively.

Segment

Property/Casualty

Casualty.  Our changes in the reserve estimates related to prior accident years for the years ended December 31, 2006, 2005 and 2004 for the casualty lines resulted in increases in incurred losses and loss expenses of $6.2 million, $7.4 million, and $12.8 million, respectively. A significant portion of our casualty reserves development relates to construction defect claims in certain states. Starting with California in December 2000, we began to exit contractors’ liability business written on an occurrence form. By the end of the first quarter of 2001, we had significantly reduced our contractors’ liability written on an occurrence form underwriting in all states, and completely eliminated contractors’ liability written on an occurrence form in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, New Jersey, North Carolina, Oregon, South Carolina and Washington. Reserves and claim frequency on this business may be impacted by decisions by California and other states’ courts affecting insurance law and tort law. They may also be impacted by legislation enacted in California. This legislation continues to impact claim severity and frequency assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.

During 2004, as a result of court decisions that further defined the legal environment in California, we decided to enhance its defense strategy in for certain types of construction defect claims. As a result, we revised the construction defect defense team by retaining appellate and new trial counsel and restaffing the in-house team responsible for management of the litigation. Once the new legal teams were established late in 2004 and into 2005, it was determined that there were certain cases that should be settled and the defense budgets for the remaining cases had to be revised to reflect the added resources, resulting in higher than expected loss and defense costs in 2005. This strategy continued in 2006 and we incurred additional legal expenses when litigation discovery procedures yielded new information about the underlying claims. This new information required a reassessment of expected settlements or judgments and expenses on many suits that had been received in prior years

With this continued development related to our construction defect claims in 2006 as well as a small amount of adverse development on our non-construction defect casualty claims, our internal actuaries continued to refine their actuarial reserving techniques concerning the weighting of reserve indications and supplemental information concerning claims severities. As a result, our casualty reserves moved to a higher point on the range of loss and loss expense reserve estimate. We also recorded approximately $2.9 million of unfavorable development during the year ended December 31, 2006 related to estimated costs associated with possible reinsurance collection issues on two separate casualty claims.

Our net loss and loss expense reserves for construction defects as of December 31, 2006, 2005 and 2004 were $16.5 million, $17.7 million and $19.0 million, respectively. The re-estimation of construction defect reserves for the years ended December 31, 2005 and 2004 primarily affected the 1996 and 1997 accident years and the 1999 to 2001 accident years. As of December 31, 2006, we had 483 open claims relating to construction defects, compared to 480 and 566 open claims as of December 31, 2005 and 2004, respectively. During 2006, 712 new claims were reported and 709 existing claims were settled or dismissed.

As of December 31, 2006, the projected loss and loss expense ratios, after the effects of reinsurance, for the casualty lines were 60.2%, 56.1% and 47.2% for accident periods 2006, 2005 and 2004.

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

For claim liabilities other than construction defect, our internal actuaries apply multiple traditional actuarial techniques to determine loss and loss expense reserve estimates. Each technique produces a unique loss and loss expense reserve estimate for the line being analyzed. The set of techniques applied produces a range of loss and loss expense reserve estimates. From these estimates, the actuaries form a best estimate which considers the assumptions and factors that influence ultimate claim costs, including but not limited to those identified above. As of December 31, 2006, for casualty lines, other than construction defect claims, the low end of the range of techniques was 16.7% below the actuarial best estimate, and the high end of the range of techniques was 7.1% above the actuarial best estimate. These low and high loss and loss expense reserve estimates reflect the fact that the methodologies applied do not produce identical estimates, and these estimates do not constitute the range of all possible outcomes. It is important to note that actual claim costs will vary from the selected estimate, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated at this time.

For construction defect claim liabilities, our internal actuaries apply one actuarial technique, under various sets of assumptions, which considers the factors that influence ultimate claim costs. The actuarial technique for construction defect claim liabilities includes several variables relating to the number of IBNR claims and the average cost per IBNR claim. In addition to computing best estimate parameter values for the actuarial projection, the actuaries also consider the impact on resulting IBNR related to reasonably foreseeable fluctuations in these variables, which is used to quantify an range of techniques of loss and loss expense reserves for construction defect. As of December 31, 2006, for construction defect claims the low end of the range of techniques was 13.1% below the actuarial best estimate and the high end of the range of techniques was 17.0% above the actuarial best estimate. These low and high loss and loss expense reserve estimates reflect the uncertainty in estimating the parameter values, and these estimates do not constitute the range of all possible outcomes. It is important to note that actual claim costs will vary from the selected estimate, perhaps by substantial amounts, due to the inherent variability of these types of claims, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated at this time.

Property.  Our changes in reserve estimates for the years ended December 31, 2006, 2005 and 2004 for the property lines resulted in favorable development of $9.3 million, $2.4 million and $3.2 million, respectively, for the property lines. These amounts primarily relate to changes in the selected development patterns on multiple accident years, as the number of claims and claim severity were below expectations at December 31, 2006, 2005 and 2004.

As of December 31, 2006, the projected loss and loss expense ratios, after the effects of reinsurance, for the property lines were 68.5%, 63.0% and 52.6% for accident periods 2006, 2005 and 2004.

Our internal actuaries apply multiple actuarial techniques utilizing the same factors discussed above under “Casualty” to determine loss and loss expense reserve estimates for property claim liabilities. Each technique produces a unique loss and loss expense reserve estimate for the line being analyzed. The set of techniques applied produces a range of loss and loss expense reserve estimates. From these estimates, the actuaries form a best estimate that considers assumptions and factors, as discussed above, that influence ultimate claim costs. As of December 31, 2006, for property lines the low end of the range of techniques was 7.6% below the actuarial best estimate and the high end of the range of techniques was 6.9% above the actuarial best estimate. These low and high loss and loss expense reserve estimates reflect the fact that the methodologies applied do not produce identical estimates, and these estimates do not constitute the range of all possible outcomes. It is important to note that actual claim costs will vary from the selected estimate, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated at this time.

Other (Including Exited Lines)

We began writing commercial automobile/trucking coverage for commercial vehicles and trucks in 1997. In 2000, we exited the commercial automobile line of business due to unsatisfactory underwriting results. Our net loss and loss expense reserves for commercial automobile as of December 31, 2006 and 2005 were $147,000 and $936,000, respectively.

We offered workers’ compensation coverage from 1997 through January 2002. We exited this line of business beginning January 1, 2002 due to unsatisfactory underwriting results and the lack of availability of acceptable reinsurance. Until July 2000, we purchased 100% quota share reinsurance on this book of business. Beginning in 2000, we started to retain some risk. No new policies have been written since the first quarter of 2002. In 2006, we recorded approximately $2.9 million of unfavorable development related to estimated costs associated with possible reinsurance collection issues on our 1997 through 1999 workers compensation reinsurance treaties. Our net loss and loss expense reserves for workers’ compensation as of December 31, 2006 and 2005 were $3.2 million and $2.7 million.

Operating Expenses

Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Amortization of deferred policy acquisition costs (“ADAC”)	$54,404	42,935	33,872
Other operating expenses	17,043	14,463	13,292
Severance expense	—	793	250

ADAC and other operating expenses	71,447	58,191	47,414
Interest expense on the redemption of Class B shares	—	—	518
Interest expense	2,318	1,873	1,498

Total operating expenses	$73,765	60,064	49,430

Expense ratio:
ADAC	24.8%	24.2%	22.8%
Other operating expenses	7.8	8.1	8.9
Severance expense	—	0.4	0.2

Total expense ratio(1)	32.6%	32.7%	31.9%

(1)	Interest expense is not included in the calculation of the expense ratio.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.  For the year ended December 31, 2006, we experienced an increase in our ADAC portion of the expense ratio due to a lower amount of acquisition expenses that were able to be deferred related to the auto physical damage program. During the third quarter of 2006, the loss and loss expense ratio related to this program exceeded our expectations causing the program to fall below the profitability levels required for continued deferral of the additional policy acquisition costs. This resulted in $648,000 of additional amortization expense for the year ended December 31, 2006. There were no such expenses during the year ended December 30, 2005. The increase in the ADAC portion of the expense ratio for the year ended December 31, 2006 was offset by the commutation of certain 2005 and prior contingent commission contracts that lowered the other operating expense portion of the expense ratio. There were no commutations of contingent commission contracts in 2005.

In response to the lower than expected performance of the auto physical damage program, we tightened the underwriting selection guidelines, and increased premium rates to yield a decrease in the loss and loss expense ratio. We also decreased the commissions paid to the agent from 21% to 17%. These changes were designed to increase the profitability of this program to meet our expectations.

Interest expense continues to increase based on the increase in interest rates on our variable rate Trust Preferred securities, due to the current interest rate environment.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.  Operating expenses increased to $60.1 million for the year ended December 31, 2005 from $49.4 million for the comparable period in 2004. The majority of the increase was due $9.1 million in additional amortization of deferred policy acquisition costs that is a direct result of the growth in our overall book of business. In addition, included in the ADAC expense for 2004 was an offset of $655,000 of reductions to amortization expense that related to the termination of an inter-company pooling agreement and the implementation of the loss portfolio transfers that occurred on January 1, 2004.

Other operating expenses also increased by 8.8% as a direct result of our first year of expenses related to compliance with Sarbanes Oxley Section 404. In addition, interest expense increased from $1.5 million in 2004 to $1.9 million in 2005. This increase is a direct result of the increase in interest rates on our long-term debt.

In addition, in 2004, we incurred $518,000 of interest expense related to the redemption of our outstanding Class B shares immediately prior to the IPO.

Income Taxes

We have historically filed a consolidated federal income tax return that has included all of our subsidiaries. The statutory rate used in calculating our tax provision was 35.0% in 2006, 2005 and 2004. Income tax expense differed from the amounts computed at the statutory rate as demonstrated in the following table:

	Year Ended December 31,
	2006	2005	2004

Federal income tax expense at statutory rate	35.00%	35.00%	35.00%
(Decrease) increase attributable to:
Nontaxable interest income	(5.59)	(9.77)	(2.82)
Dividend received deduction net of proration	(0.48)	(0.33)	(0.12)
Nondeductible share-based compensation	0.21	—	—
Other nontaxable income	0.33	(0.32)	(0.04)
Other	—	—	0.40

Total	29.47%	24.58%	32.42%

Liquidity and Capital Resources

ProCentury is a holding company, the principal asset of which is the common shares of Century. Although we have the capacity to generate cash through loans from banks and issuances of equity securities, our primary source of funds to meet our short-term liquidity needs, including the payment of dividends to our shareholders and corporate expenses, is dividends from Century. Century’s principal sources of funds are underwriting operations, investment income, proceeds from sales and maturities of investments and dividends from PIC. Century’s primary use of funds is to pay claims and operating expenses, to purchase investments and to make dividend payments to us. ProCentury’s future liquidity is dependent on the ability of Century to pay dividends.

Our insurance subsidiaries are restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century and PIC may pay dividends without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend available to be paid from Century to ProCentury during 2007 is $18.4 million. The ordinary dividend available to be paid from PIC to Century during 2007 is $1.6 million.

Century paid ordinary dividends of $2.5 million in 2006, $2.5 million in 2005, and $6.0 million in 2004. In addition, Century paid $3.1 million of extraordinary dividend in 2004 related to the dividend distribution of Evergreen. PIC has not paid any dividends to Century in 2006 or 2005. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.

Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2006, the statutory surplus of Century (which includes Century’s investment in PIC) was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus (including PIC’s surplus) at December 31, 2006 was $137.5 million and the authorized control level was $36.3 million.

Year ended December 31, 2006 compared to Year ended December 31, 2005.

Consolidated net cash provided by operating activities was $64.0 million for the year ended December 31, 2006, compared to $63.7 million for the year ended December 31, 2005. The increase is due to our growth of gross written premiums and investment income, which was partially offset by an increase in the amount of claim payments as a result of the 2005 hurricane season and quicker claim payouts related to the auto physical damage program, as it has a much shorter tail than our other property and casualty business.

Consolidated net cash used by investing activities was $63.9 million for the year ended December 31, 2006, compared to $64.6 million for the year ended December 31, 2005. This decrease is a result of a larger amount of cash at the end of 2006 that had not yet been invested.

Consolidated net cash provided by financing activities was $2.2 million for the year ended December 31, 2006, compared to net cash used by financing activities of approximately $1.1 million for the same period in 2005. This increase is primarily the result of additional draws on the line of credit in 2006 compared to 2005, which was contributed to Century to supplement Century’s capital base in response to the significant growth in gross written premium. The increase in net cash provided by financing activities was partially offset by an increase in dividends to $0.145 per share during year ended December 31, 2006 compared to $0.085 per share during the year ended December 31, 2005.

Year ended December 31, 2005 compared to Year ended December 31, 2004.

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

The following table summarizes information about our contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2006 were as follows:

	Payments Due by Years
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Long Term Debt:
Debt issues to a related party trust(1)(2)	$2,374	2,374	2,374	2,374	2,374	75,337	87,207
Loss and loss expense payments, net of the effects of reinsurance(3)	80,068	53,948	39,283	19,231	9,329	12,709	214,568
Operating leases on facilities	1,118	1,132	848	708	673	1,129	5,608
Other operating leases	303	235	70	59	32	—	699

Total contractual obligations	$83,863	57,689	42,575	22,372	12,408	89,175	308,082

(1)	Amounts include interest payments associated with these obligations using applicable interest rates as of December 31, 2006.

(2)	In connection with the adoption of FIN 46R, ProCentury has deconsolidated the trusts established in connection with the issuance of trust preferred securities effective December 31, 2003. As a result, ProCentury reports as a component of long term debt the junior subordinated debentures payable by ProCentury to the trusts. See Note 6(a) to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)	The timing for payment of our estimated losses, net of the effects of reinsurance is determined by periods based on our historical claims payment experience. Due to the uncertainty in estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above.

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

Line of Credit.  During the third quarter of 2006, ProCentury amended its line of credit agreement. The amended agreement provides for a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. In both June and July 2006, we made a $500,000 draw on the line of credit for general corporate purposes. A payment of approximately $1.0 million was paid on the line of credit in August 2006, including $1.0 million of principal and approximately $6,000 of interest. At December 31, 2006 there is $4.0 million outstanding under the line of credit.

Given our historical cash flow, we believe cash flow from operating activities in 2007 will provide sufficient liquidity for our operations, as well as to satisfy debt service obligations and to pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we can give no assurance in this regard.

Investment Portfolio

Our investment strategy is designed to capitalize on our ability to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted return. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The majority of our fixed-maturity portfolio is rated investment grade to protect investments. Our investment portfolio is managed by two outside independent investment managers and one related party investment manager, all which operate under investment guidelines approved by our investment committee. Our investment committee meets at least quarterly and reports to ProCentury’s board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. In limited circumstances, we will invest in non-investment grade fixed maturity securities that have an appropriate risk adjusted return, subject to satisfactory credit analysis performed by us and our investment managers. Our cash and investment portfolio totaled $436.1 million as of December 31, 2006 and is summarized by type of investment as follows:

		Percent of
	Amount	Portfolio
	(Dollars in thousands)

Fixed-maturity:
U.S. Treasury securities	$3,675	0.8%
Agencies not backed by the full faith and credit by the U.S. Government	14,561	3.4
Corporate securities	34,453	7.9
Mortgage-backed securities	58,525	13.4
Asset-backed securities	48,675	11.2
Collateralized mortgage obligations	49,016	11.2
Obligations of states and political subdivisions	150,631	34.5

Total fixed-maturity	359,536	82.4

Cash and short-term investments	33,583	7.7

Equity securities:
Bond mutual funds	14,755	3.4
Preferred shares	25,119	5.8
Common shares	3,069	0.7

Total equity securities	42,943	9.9

Total	$436,062	100.0%

At December 31, 2006, our fixed-maturity portfolio of $359.5 million represented 82.4% of the carrying value of our total of cash and investments. Standard & Poor’s Rating Services (“Standard & Poor’s”) or Moody’s Investors Service, Inc. (“Moody’s”) rated 90.7% of these securities “A” or better. Equity securities, which consist of preferred and common shares and bond mutual funds, totaled $42.9 million or 9.9% of total cash and investments. The following is a summary of the credit quality of the fixed-maturity portfolio at December 31, 2006:

“AAA”	75.5%
“AA”	10.8
“A”	4.4
“BBB”	3.7
Below “BBB”	5.6

Total	100.0%

At December 31, 2006, our investment portfolio contained corporate fixed-maturity and corporate equity securities with a fair value of $59.6 million. The following is a summary of these securities by industry segment at December 31, 2006:

Financial	55.1%
Consumer, non-cyclical	10.8
Industrial	7.4
Utilities	7.0
Government	6.4
Communications	4.5
Consumer, cyclical	3.8
Energy	3.7
Basic materials	1.2
Technology	0.1

Total	100.0%

At December 31, 2006, the investment portfolio contained $156.2 million of mortgage-backed, asset-backed and collateralized mortgage obligations. Of these securities, 86.7% were rated “AA” or better and 85.8% were rated “AAA” by Standard & Poor’s or the equivalent rating by Moody’s. These securities are publicly registered and had fair values obtained from independent pricing services. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. We had no derivative financial instruments, real estate or mortgages in the investment portfolio at December 31, 2006.

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

For other fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when we do not have the ability or intent to hold the security until the forecasted recovery or if it is no longer probable that we will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; our intent to hold or dispose of the security; and current economic conditions.

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

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment. For the year ended December 31, 2006, 11 asset-backed securities were written down in accordance with EITF 99-20 in the aggregate amount of $1.4 million, which was included in net realized investment gains (losses) in the consolidated statements of operations. For the year ended December 31, 2005, two fixed maturity securities were written down in the total of $150,000, which was included in net realized investment gains (losses) in the consolidated statements of operations. No other-than-temporary declines were realized for the year ended December 31, 2004.

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows.

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$207	(2)	3,381	(47)	3,588	(49)
Agencies not backed by the full faith and credit of the U.S. Government	6,925	(75)	6,610	(183)	13,535	(258)
Obligations of states and political	44,635	(187)	42,079	(608)	86,714	(795)
subdivisions
Corporate securities	2,718	(28)	25,175	(702)	27,893	(730)
Mortgage-backed securities	20,139	(142)	33,598	(966)	53,737	(1,108)
Collateralized mortgage obligations	11,124	(131)	20,504	(491)	31,628	(622)
Asset-backed securities	21,040	(747)	12,298	(407)	33,338	(1,154)

Total	106,788	(1,312)	143,645	(3,404)	250,433	(4,716)

Equities:
Equity securities	8,555	(101)	4,365	(169)	12,920	(270)
Bond mutual funds	498	(3)	13,181	(180)	13,679	(183)

Total	9,053	(104)	17,546	(349)	26,599	(453)

Grand Total	$115,841	(1,416)	161,191	(3,753)	277,032	(5,169)

At December 31, 2006, we had 189 fixed income securities and 15 equity securities that have been in an unrealized loss position for one year or longer. One hundred and seventy-one of the fixed income securities are investment grade, of which 164 of these securities are rated A1/A or better (including 120 securities which are rated AAA). The 18 remaining non-investment grade fixed income securities have an aggregate fair value equal to 96.4% of their book value as of December 31, 2006. Five of the equity securities that have been in an unrealized loss position for one year or longer relate to investments in closed or open ended bond or preferred stock funds. Each of these investments continues to pay its regularly scheduled monthly dividend and there have been no material changes in credit quality of any of these funds over the past twelve months. Finally, the ten remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved or stable financial performance during the past twelve months. In addition, these 15 equity securities have an aggregate fair market value equal to 98.1% of their book value as of December 31, 2006. All 189 of the fixed income securities are current on interest and principal and all 15 of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes that it is probable that all contractual terms of each security will be satisfied. The unrealized loss position is due to the changes in interest rate environment and the Company has the positive intent and ability to hold these securities until they mature or recover in value.

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

Interest Rate Risk.  We had fixed-maturity, preferred shares and bond mutual fund investments with a fair value of $399.4 million at December 31, 2006 that are subject to interest rate risk. We attempt to manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-maturity, preferred share and bond mutual fund investments to selected hypothetical changes in interest rates at December 31, 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of the fixed-maturity, preferred share and bond mutual fund portfolio and shareholders’ equity.

			Hypothetical
			Percentage
			Increase
		Estimated	(Decrease) in
	Estimated	Change in	Fair	Shareholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Value	Equity

200 basis point increase	$363,922	(35,475)	(8.9)%	(24.9)%
100 basis point increase	381,780	(17,617)	(4.4)%	(12.4)%
No change	399,397	—	—	—
100 basis point decrease	416,496	17,099	4.3%	12.0%
200 basis point decrease	433,284	33,887	8.5%	23.8%

Accounting Standards

See note 1 of notes to our consolidated financial statements for a discussion of recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7 on pages 34-54 of this report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ProCentury Corporation:

We have audited the accompanying consolidated balance sheets of ProCentury Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

-s- KPMG LLP

March 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ProCentury Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting contained in Item 9A, Controls and Procedures, of ProCentury Corporation and subsidiaries’ (the Company) 2006 Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

-s- KPMG LLP
March 9, 2007

PROCENTURY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In thousands)

ASSETS
Investments:
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2006, $362,066; 2005, $306,237)	$358,422	302,632
Held-to-maturity, at amortized cost (fair value 2006, $1,101; 2005, $1,118)	1,114	1,128
Equities (available-for-sale):
Equity securities, at fair value (cost 2006, $28,112; 2005, $27,521)	28,188	26,941
Bond mutual funds, at fair value (cost 2006, $14,876; 2005, $18,516)	14,755	17,852
Short-term investments, at amortized cost	25,623	12,229

Total investments	428,102	360,782
Cash	7,960	5,628
Premiums in course of collection, net	37,428	14,849
Deferred policy acquisition costs	26,915	20,649
Prepaid reinsurance premiums	14,051	10,989
Reinsurance recoverable on paid losses, net	7,524	6,422
Reinsurance recoverable on unpaid losses, net	36,104	37,448
Deferred federal income tax asset	11,561	9,151
Other assets	9,403	8,227

Total assets	$579,048	474,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss expense reserves	$250,672	211,647
Unearned premiums	127,620	95,631
Long term debt	25,000	25,000
Line of credit	4,000	—
Accrued expenses and other liabilities	9,778	6,893
Reinsurance balances payable	7,706	2,572
Collateral held	10,370	11,014
Income taxes payable	1,514	185

Total liabilities	$436,660	352,942

Shareholders’ equity:
Common stock, without par value:
Common shares — issued and outstanding 13,248,323 shares at December 31, 2006 and 13,211,019 shares issued and outstanding at December 31, 2005	$—	—
Additional paid-in capital	100,954	100,202
Retained earnings	43,830	24,846
Unearned share compensation	—	(695)
Accumulated other comprehensive loss, net of taxes	(2,396)	(3,150)

Total shareholders’ equity	142,388	121,203

Total liabilities and shareholders’ equity	$579,048	474,145

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share data)

Premiums earned	$218,992	177,630	148,702
Net investment income	19,372	14,487	10,048
Net realized investment gains (losses)	80	(326)	50
Other income	437	198	—

Total revenues	238,881	191,989	158,800

Losses and loss expenses	135,480	118,346	89,066
Amortization of deferred policy acquisition costs	54,404	42,935	33,872
Other operating expenses	17,043	14,463	13,292
Severance expense	—	793	250
Interest expense	2,318	1,873	1,498
Interest expense on the redemption of Class B shares	—	—	518

Total expenses	209,245	178,410	138,496

Income before income tax	29,636	13,579	20,304
Income tax expense	8,735	3,338	6,583

Net income before discontinued operations	20,901	10,241	13,721
Discontinued operations, net of tax	—	—	1,259

Net income	$20,901	10,241	14,980

Basic net income per share:
Net income before discontinued operations	$1.59	0.78	1.29
Discontinued operations, net of tax	—	—	0.12

Net income	$1.59	0.78	1.41

Diluted net income per share:
Net income before discontinued operations	$1.58	0.78	1.29
Discontinued operations, net of tax	—	—	0.12

Net income	$1.58	0.78	1.41

Weighted average of shares outstanding — basic	13,121,848	13,060,509	10,623,645

Weighted average of shares outstanding — diluted	13,256,419	13,129,425	10,653,316

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

SHAREHOLDERS’ EQUITY
Capital stock:
Beginning of year	$—	—	—
Stock issued	—	—	—

End of year	—	—	—

Additional paid-in capital:
Beginning of year	100,202	100,110	26,866
Impact of adoption of SFAS 123R	(695)
Issuance of common shares	—	—	77,931
Issuance costs	—	—	(1,298)
Redemption of Class B shares	—	—	(5,000)
Share-based compensation expense	1,320	92	1,611
Exercise of share options	6	—	—
Tax benefit on share compensation plans	121	—	—

End of year	100,954	100,202	100,110

Retained earnings:
Beginning of year	24,846	15,727	8,297
Net income	20,901	10,241	14,980
Dividend of subsidiary available for sale	—	—	(7,025)
Dividends declared ($0.145/share for 2006, $0.085/share for 2005 and $0.04/share for 2004)	(1,917)	(1,122)	(525)

End of year	43,830	24,846	15,727

Unearned share compensation:
Beginning of year	(695)	(1,420)	—
Impact of adoption of SFAS 123R	695	—	—
Shares issued under share compensation plans	—	—	(1,611)
Vesting of restricted shares	—	324	191
Shares forfeited under share compensation plans	—	401	—

End of year	—	(695)	(1,420)

Accumulated other comprehensive (loss) income, net of taxes:
Beginning of year	(3,150)	820	1,234
Unrealized holding gains (losses) arising during the period, net of reclassification adjustment	754	(3,970)	144
Dividend of subsidiary available for sale	—	—	(558)

End of year	(2,396)	(3,150)	820

Total shareholders’ equity	$142,388	121,203	115,237

COMPREHENSIVE INCOME
Net income	$20,901	10,241	14,980
Other comprehensive income:
Unrealized gains (losses) arising during the period:
Unrealized holding gains (losses) arising during the period:
Gross	1,240	(6,368)	298
Related federal income tax (expense) benefit	(434)	2,186	(121)

Net unrealized gains (losses)	806	(4,182)	177

Reclassification adjustment for gains (losses) included in net income
Gross	80	(326)	50
Related federal income tax (expense) benefit	(28)	114	(18)

Net reclassification adjustment	52	(212)	32

Other comprehensive income (loss)	754	(3,970)	144
Other comprehensive loss, discontinued operations	—	—	(558)

Total other comprehensive income (loss)	754	(3,970)	(414)

Total comprehensive income	$21,655	6,271	14,566

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

Cash flows provided by operating activities:
Net income	$20,901	10,241	14,980
Adjustments:
Net realized investment (gains) losses	(80)	326	(50)
Deferred federal income tax benefit	(2,817)	(1,781)	(2,512)
Discontinued operations	—	—	(1,259)
Share-based compensation expense	1,320	817	191
Changes in assets and liabilities:
Premiums in course of collection, net	(22,579)	(4,153)	(1,525)
Deferred policy acquisition costs	(6,266)	(3,238)	(5,697)
Prepaid reinsurance premiums	(3,062)	(1,607)	(2,682)
Reinsurance recoverable on paid, and unpaid losses, net	242	(10,488)	8,660
Income taxes payable/receivable	1,329	(3,075)	1,196
Losses and loss expense reserves	39,025	58,411	24,000
Unearned premiums	31,989	13,496	19,996
Collateral held	(644)	4,006	1,292
Receivable from subsidiary available for sale	—	—	26,687
Other, net	4,691	702	(2,303)

Net cash provided by operating activities	64,049	63,657	80,974

Cash flows used in investing activities:
Purchases of equity securities	(14,040)	(55,903)	(60,755)
Purchase of fixed maturity securities available-for-sale	(158,391)	(120,162)	(193,030)
Proceeds from sales of equity securities	17,189	46,246	48,797
Proceeds from sales and maturities of fixed maturities available-for-sale	101,001	75,139	49,807
Proceeds from maturities of fixed maturities held-to-maturity	—	—	325
Acquisition, net of cash acquired	—	(1,041)	—
Change in short-term investments	(13,394)	(6,645)	12,060
Change in securities receivable/payable	3,708	(2,273)	1,250

Net cash used in investing activities	(63,927)	(64,639)	(141,546)

Cash flows provided by (used in) by financing activities:
Proceeds from issuance of common stock	—	—	77,931
Issuance costs	—	—	(1,298)
Redemption of Class B shares	—	—	(5,000)
Principal payment on long term debt	—	—	(9,133)
Dividend paid to shareholders	(1,917)	(1,122)	(525)
Exercise of share options	6	—	—
Tax benefit on share compensation plans	121	—	—
Draw on line of credit	5,000	2,300	—
Principal payment on line of credit	(1,000)	(2,300)	—

Net cash provided by (used in) financing activities	2,210	(1,122)	61,975
Increase (decrease) in cash and cash equivalents	2,332	(2,104)	1,403
Cash and equivalents at beginning of year	5,628	7,732	6,329

Cash and equivalents at end of year	$7,960	5,628	7,732

Supplemental disclosure of cash flow information:
Interest paid	$2,358	1,873	1,632

Federal income taxes paid	$10,100	8,194	7,900

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006, 2005, 2004
(dollars in thousands)

(1)  Basis of Presentation

(a)	Organization

ProCentury Corporation (ProCentury or the Company) was formed on July 17, 2000 by Colonial Banc Corp., Richmond Mutual Bancorporation, Inc., DCB Financial Corp., Ohio Heritage Bancorp Inc., Ohio Valley Banc Corp., Stonehenge Opportunity Fund, LLC, and a group of individual investors including members of management.

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

In 2002 and 2003, the Company sold approximately 69.65% of the outstanding shares of Evergreen in a series of transactions. As of December 31, 2003, the Company owned 65.06% of the voting shares of Evergreen and approximately 23.06% of the economic interest in Evergreen.

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

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

In addition, on August 5, 2004, March 22, 2005 and September 1, 2006 the Company issued 54,800, 55,024, and 36,704, respectively of restricted common shares to certain executives of ProCentury.

The Company issued 112,500 options to certain employees on January 3, 2006, and issued 12,000 options to the Board of Directors on June 1, 2006. The Company issued 6,000 and 12,000 options to the Board of Directors on March 22, 2005 and June 1, 2005, respectively.

On June 1, 2005, Century acquired 100% of the outstanding shares of the Fireman’s Fund of Texas (FFTX) for $5.9 million. FFTX is a Texas domiciled property and casualty company licensed in Texas, Oklahoma and California. On August 16, 2005, FFTX was renamed ProCentury Insurance Company (PIC). Since our acquisition, PIC has obtained additional licenses in the following states: Arizona, Arkansas, Indiana, Kansas, Louisiana, Michigan, Missouri, Nevada, New Mexico, North Dakota, Oregon, South Carolina, Utah and West Virginia. PIC is also approved as an excess and surplus insurer by the state insurance regulators of Ohio.

The Company markets and underwrites general liability, commercial property, multi-peril, garage liability and limited bonding coverages to commercial and individual customers through independent and affiliated agents throughout the United States. The Company’s insurance subsidiaries write business on both an admitted and nonadmitted basis in 48 states and the District of Columbia, on an admitted basis only in 19 states and on a nonadmitted basis only in 45 states and the District of Columbia. The Company competes with other property and casualty insurance companies and is subject to the regulations of certain state and federal agencies and undergoes periodic financial examinations by those regulatory authorities.

Following is a description of the most significant risks facing the Company and how the Company attempts to mitigates those risks:

•	Legal/ Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will occur and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those recorded in the consolidated financial statements. Management attempts to reduce this risk by underwriting and loss adjusting practices that identify and minimize the adverse impact of these risks.

•	Credit Risk is the risk that issuers of securities owned by the Company will default or other parties, including reinsurers that owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy and by maintaining reinsurance and credit and collection policies.

•	Interest Rate Risk is the risk that interest rates will change and cause a change in the value of an insurer’s investments. The Company attempts to mitigate this risk by matching the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer may have to sell assets prior to maturity and recognize a gain or loss.

•	Ratings Risk is the risk that rating agencies change their outlook or rating of Century. The rating agencies generally utilize proprietary capital adequacy models in the process of establishing ratings for Century. Century is at risk to changes in these models and the impact that changes in the underlying business that it is engaged in can have on such models. To help mitigate this risk, Century maintains regular communications with the rating agencies and evaluates the impact of significant transactions on such capital adequacy models and considers the same in the design of transactions to minimize the adverse impact of this risk.

•	Significant Business Concentrations: As of December 31, 2006, the Company did not have a material concentration of financial instruments in a single investee or geographic location. Also, the Company did not have a concentration of business transactions with a particular distribution source, a market or geographic

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

area in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position. The Company did, however, have a concentration of business transactions with a particular customer. See Note 10(c).

•	Reinsurance: The Company has entered into reinsurance contracts to cede a portion of its business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts, which totaled $50.0 million as of December 31, 2006. The ceding of risk does not discharge the original insurer from its primary obligation to the contract holder. The Company is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize the Company’s exposure to the insolvency of its reinsurers, the Company evaluates the acceptability and reviews the financial condition of each reinsurer annually. The Company generally uses only those reinsurers that have an A.M. Best rating of “A−” (excellent) or better and that have at least $500 million in policyholders’ surplus, or Lloyds of London syndicates that have an A.M. Best rating of “A−” (excellent) or better. See Note 4.

•	Catastrophe Exposures: Certain insurance coverages that the Company writes includes exposure to catastrophic events such as fire following an earthquake, hurricanes, tornados, hail storms, winter storms and freezing. As a result, a single catastrophe occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus of our insurance subsidiaries. The Company attempts to mitigate this risk by excluding wind peril on fixed properties in Florida and within two counties of the Gulf of Mexico and eastern seaboard. In addition, the Company maintains a property catastrophe reinsurance treaty to mitigate future potential catastrophe loss exposure. The property catastrophe reinsurance coverage in 2006 provided coverage of up to 95% of a loss of $16.0 million in excess of the Company’s loss retention of $4.0 million per occurrence.

(b)	Basis of Accounting and Estimates

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

The consolidated financial statements include the accounts of ProCentury and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

(d)	Investment Securities

The Company classifies its fixed maturity and equity securities into one of two categories: held-to-maturity or available-for-sale. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not classified as held-to-maturity are classified as available-for-sale.

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

Realized gains or losses represent the difference between the amortized cost of securities sold and the proceeds realized upon sale, and are recorded on the trade date. The Company uses the specific identification method to determine the cost of securities sold.

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

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

(e)	Premiums in Course of Collection

Premiums in course of collection include amounts due from agents, and beginning in 2006, including an estimate of the policies that have been written by agents but not yet reported to us, and amounts relating to assumed reinsurance. These balances are stated net of certain commission payable amounts, prepaid agents’ balances, and allowance for uncollectible premiums in course of collection. The Company evaluates the collectibility of premiums in course of collection based on a combination of factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific allowance for bad debt against amounts due is recorded to reduce the net receivable to the amount believed to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due using the Company’s historical experience of write-offs. The allowance for uncollectible premiums in course of collection was $156,000 and $58,000, at December 31, 2006 and 2005, respectively.

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

(g)	Premium Written, Earned and Unearned

Insurance premiums are recognized as revenue ratably over the period of the insurance contract or over the period of risk if the period of risk differs significantly from the contract period. Written premium is recorded based on the insurance policies that have been reported to the Company and beginning in 2006, the policies that have been written by the agents but not yet reported to the Company. The Company must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.

(h)	Collateral

The Company records policies that have fully funded limits on a deposit basis as they are not considered to transfer insurance risk.

(i)	Deferred Policy Acquisition Costs

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

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

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

Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts. Reinsurance recoverables on paid and unpaid losses, net, are established for the portion of our loss and loss expense reserves that are ceded to reinsurers and are reported separately as assets, net of any valuation allowance. Reinsurance recoverables on paid and unpaid losses are accounted for and reported separately as assets, net of any valuation allowance, while ceded premiums payable are reported separately as liabilities. Reinsurance premiums paid and reinsurance recoveries on claims incurred are deducted from the respective revenue and expense accounts. The estimated valuation allowance on reinsurance recoverables on paid losses at December 31, 2006 and 2005 was $4.1 million and $1.3 million, respectively.

(k)	Intangibles and Goodwill

On June 1, 2005, Century acquired 100% of the outstanding shares of the Fireman’s Fund of Texas (FFTX) for $5.9 million. FFTX is a Texas domiciled property and casualty company licensed in Texas, Oklahoma and California, Arizona, Arkansas, Indiana, Kansas, Louisiana, Michigan, Missouri, Nevada, New Mexico, North Dakota, Oregon, South Carolina, Utah and West Virginia. The acquisition is part of the Company’s long-term plan to develop business that requires admitted status, as well as its continued focus on growing its excess and surplus lines business. On August 16, 2005, FFTX was renamed ProCentury Insurance Company. The total purchase price of the acquisition was allocated to the assets and the liabilities acquired based upon the respective fair values as of the date of acquisition. Intangible assets included in the purchase were valued at $375,000. The excess of the fair value of the net identifiable assets acquired over the purchase price was $240,000 and was recorded as non-deductible goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. During our annual analysis in 2006, we determined these assets had not been impaired. The indefinite-life intangible assets and goodwill are included in other assets in the Consolidated Balance Sheets.

(l)	Federal Income Taxes

ProCentury and its subsidiaries file a consolidated federal income tax return in accordance with a tax sharing agreement. The entities utilize a consolidated approach to the allocation of federal income taxes, whereas ProCentury’s tax sharing agreement with its subsidiaries allowed it to make certain code elections in its consolidated federal tax return. In the event such code elections are made, any benefit or liability is the responsibility of ProCentury and is not accrued or paid by the subsidiaries.

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

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

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

	For the Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share data)

Basic Net Income Per Share
Net income	$20,901	13,121,848	1.59
Effect of Dilutive Securities
Restricted common shares	—	134,571	(0.01)

Diluted EPS
Net income	$20,901	13,256,419	1.58

	For the Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share data)

Basic Net Income Per Share
Net income	$10,241	13,060,509	0.78
Effect of Dilutive Securities
Restricted common shares	—	68,916	—

Diluted EPS
Net income	$10,241	13,129,425	0.78

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

	For the Year Ended December 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share data)

Basic Net Income Per Share
Net income before discontinued operations	$13,721	10,623,645	1.29
Effect of Dilutive Securities
Restricted common shares	—	29,671	—

Diluted EPS
Net income before discontinued operations	13,721	10,653,316	1.29
Discontinued operations, net of tax	1,259	—	0.12

Net income	14,980	10,653,316	1.41

(n)	Comprehensive Income

Comprehensive income encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income and changes in net unrealized investment gains and losses on fixed maturity investments classified as available-for-sale and equity securities, net of taxes.

(o)	Fair Value Disclosures

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

•	Cash and short-term investments — The carrying amounts reported approximate their fair value.

•	Investment securities — Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. Fair values for equity securities, consisting of preferred and common stocks and bond mutual funds, are based on quoted market prices or independent pricing services. Fair value disclosures for investments are included in Note 2.

•	Other — The carrying amounts reported for premiums in the course of collection, reinsurance recoverables, accrued investment income, and other assets approximate their fair value. The Company’s long term debt, line of credit, accrued expenses and other liabilities, collateral held, and reinsurance balances payable are either short term in nature or based on current market prices, which also approximates fair value.

(p)	Share Option Accounting

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

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

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

If the Company recorded compensation expense for its share option grants based on the “fair value method,” the Company’s net income and earnings per share for the years ended December 31, 2005 and 2004 would have been adjusted to the pro forma amounts as indicated in the following table:

	2005	2004
	(In thousands, except for per share data)

Net income:
As reported	$10,241	14,980
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	530	124
Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(824)	(677)

Pro Forma	$9,947	14,427

Basic income per common share:
As reported	$0.78	1.41

Pro Forma	$0.76	1.36

Diluted income per common share:
As reported	$0.78	1.41

Pro Forma	$0.76	1.35

The fair values of the share options are estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004

Risk-free interest rate	3.97%		3.74%
Expected Dividends	0.76%		0.76%
Expected Volatility	23.14%		23.14%
Weighted average expected term	7.00	Years	6.15	Years

(q)	Recently Issued Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

(“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We adopted SAB 108 in the fourth quarter of 2006 and it did not have a material effect on our consolidated financial condition or results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 effective January 1, 2007; however, we do not expect it will have a material impact on our consolidated financial condition or results of operations.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. We will adopt SOP 05-1 effective January 1, 2007. We continue to evaluate the impact of SOP 05-1; however, we do not expect it will have a material effect on our consolidated financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We are currently evaluating the impact of adopting SFAS No. 155; however, we do not expect it will have a material effect on our consolidated financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require,

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We continue to evaluate the adoption of SFAS No. 156, but do not expect that it will not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements “ (“SFAS No. 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157; however, we do not expect it will have a material effect on our consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. Companies shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the impact of SFAS 159.

(r)	Reclassifications

Certain 2005 and 2004 amounts have been reclassified in order to conform to the 2006 presentation.

(2)  Investments

The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturity securities classified as held-to-maturity were as follows:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury securities	$88	10	—	98
Agencies not backed by the full faith and credit of the U.S. Government	1,026	—	(23)	1,003

Total	$1,114	10	(23)	1,101

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

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

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities classified as available-for-sale were as follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Fixed Maturities:
U.S. Treasury securities	$3,636	—	(49)	3,587
Agencies not backed by the full faith and credit of the U.S. Government	13,793	—	(258)	13,535
Obligations of states and political subdivisions	150,981	445	(795)	150,631
Corporate securities	35,058	125	(730)	34,453
Mortgage-backed securities	59,599	34	(1,108)	58,525
Collateralized mortgage obligations	49,486	152	(622)	49,016
Asset-backed securities	49,513	316	(1,154)	48,675

Total fixed maturities	362,066	1,072	(4,716)	358,422

Equities:
Equity securities	28,112	346	(270)	28,188
Bond mutual funds	14,876	62	(183)	14,755

Total equities	42,988	408	(453)	42,943

Total	$405,054	1,480	(5,169)	401,365

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

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

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment and are included in the net realized investment gains (losses) in the consolidated statements of operations. For the year ended December 31, 2006, eleven of the asset-backed securities were written down in accordance with EITF 99-20 in the amount of $1.4 million, which was included as realized losses in the consolidated statements of operations. For the year ended December 31, 2005, the Company determined that two of the fixed maturity securities were other than temporarily impaired and were written down in the aggregate of $150,000, which were included as realized losses in the consolidated statements of operations. No other-than-temporary impairments were recorded in the year ended December 31, 2004.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

The estimated fair value, related gross unrealized loss, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$207	(2)	3,381	(47)	3,588	(49)
Agencies not backed by the full faith and credit of the U.S. Government	6,925	(75)	6,610	(183)	13,535	(258)
Obligations of states and political subdivisions	44,635	(187)	42,079	(608)	86,714	(795)
Corporate securities	2,718	(28)	25,175	(702)	27,893	(730)
Mortgage-backed securities	20,139	(142)	33,598	(966)	53,737	(1,108)
Collateralized mortgage obligations	11,124	(131)	20,504	(491)	31,628	(622)
Asset-backed securities	21,040	(747)	12,298	(407)	33,338	(1,154)

Total	106,788	(1,312)	143,645	(3,404)	250,433	(4,716)

Equities:
Equity securities	8,555	(101)	4,365	(169)	12,920	(270)
Bond mutual funds	498	(3)	13,181	(180)	13,679	(183)

Total	9,053	(104)	17,546	(349)	26,599	(453)

Grand Total	$115,841	(1,416)	161,191	(3,753)	277,032	(5,169)

At December 31, 2006, the Company had 189 fixed income securities and 15 equity securities that have been in an unrealized loss position for one year or longer. One hundred and seventy-one of the fixed income securities are investment grade, of which 164 of these securities are rated A1/A or better (including 120 securities which are rated AAA). The 18 remaining non-investment grade fixed income securities have an aggregate fair value equal to 96.4% of their book value as of December 31, 2006. Five of the equity securities that have been in an unrealized loss position for one year or longer relate to investments in closed or open ended bond or preferred stock funds. Each of these investments continues to pay its regularly scheduled monthly dividend and there have been no material changes in credit quality of any of these funds over the past twelve months. Finally, the ten remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved or stable financial performance during the past twelve months. In addition, these 15 equity securities have an aggregate fair market value equal to 98.1% of their book value as of December 31, 2006. All 189 of the fixed income securities are current on interest and principal and all 15 of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes that it is probable that all contract terms of each security will be satisfied. The unrealized loss position is due to the changes in interest rate environment and the Company has the positive intent and ability to hold these securities until they mature or recover in value.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

The estimated fair value, related gross unrealized loss, and the length of time that the securities have been impaired for available-for-sale securities that were considered temporarily impaired at December 31, 2005 are as follows:

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

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

	December 31, 2006
	Amortized	Estimated Fair
	Cost	Value
	(In thousands)

Held-to-maturity:
Due in one year or less	$—	—
Due after one year through five years	1,026	1,003
Due after five years through ten years	—	—
Due after ten years	88	98

	$1,114	1,101

Available-for-sale:
Due in one year or less	$3,176	3,155
Due after one year through five years	44,731	43,888
Due after five years through ten years	67,334	66,873
Due after ten years	88,227	88,292
Mortgage-backed, collateralized obligations and asset backed	158,598	156,214

	$362,066	358,422

The components of net investment income in 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Interest on fixed maturities	$16,342	12,393	8,781
Dividends on equity securities	3,166	2,832	1,904
Interest on cash and short-term investments	1,354	486	199

	20,862	15,711	10,884
Less investment expenses	1,490	1,224	836

	$19,372	14,487	10,048

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

All investments in fixed-maturity securities were income producing during 2006, 2005 and 2004. Net realized investment gains (losses) including other-than-temporary impairments, were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Realized gains (losses):
Fixed maturities:
Gross realized gains	$1,589	590	289
Gross realized losses	(1,610)	(417)	(240)

Total fixed maturities	(21)	173	49

Equity securities:
Gross realized gains	595	116	294
Gross realized losses	(494)	(615)	(293)

Total equity securities	101	(499)	1

Net realized investment gains (losses)	$80	(326)	50

For the years ended December 31, 2006, 2005 and 2004, net income tax expense (benefit) on net realized investment (losses) gains was $28,000, $(114,000), and $18,000, respectively.

Proceeds from the sale of fixed maturity securities available-for-sale were $71.6 million, $48.3 million, and $28.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The change in unrealized appreciation on investments recorded in shareholders’ equity and in other comprehensive income is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Fixed maturities securities	$(39)	(4,536)	363
Equity securities	1,199	(1,506)	(115)

Change in unrealized appreciation (depreciation) on investments before adjustment to taxes	1,160	(6,042)	248
Change in deferred income tax expense (benefit)	406	(2,072)	104

Change in net unrealized appreciation on investments, net of tax	$754	(3,970)	144

Century and PIC held fixed maturity securities with a carrying value of approximately $9.4 million and $8.7 million on deposit with regulatory authorities as required by law at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, Century maintained a trust fund (consisting of cash and investments) with a combined carrying value of approximately $247,000 and $236,000, respectively. The assets of the trust are recorded as cash and investments and are held as security for unearned premiums and outstanding loss reserves under an assumed reinsurance contract.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

(3)  Loss and Loss Expense Reserves

The rollforward of loss and loss expense reserves are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Loss and loss expense reserves at beginning of year, as reported	$211,647	153,236	129,236
Less reinsurance recoverables on unpaid losses at beginning of year	37,448	29,485	36,739

Net loss and loss expense reserves at beginning of year	174,199	123,751	92,497

Provision for loss and loss expenses incurred for claims related to:
Current year	136,583	112,946	78,015
Prior years	(1,103)	5,400	11,051

Total incurred	135,480	118,346	89,066
Losses and loss expense payments for claims related to:
Current year	38,781	24,548	22,095
Prior years	56,330	43,350	35,717

Total paid	95,111	67,898	57,812

Net loss and loss expense reserves at end of year	214,568	174,199	123,751
Plus reinsurance recoverables on unpaid losses at end of year	36,104	37,448	29,485

Loss and loss expense reserves at end of year, as reported	$250,672	211,647	153,236

The Company (decreased) increased incurred loss and loss expenses attributable to insured events of prior periods by approximately $(1.1) million, $5.4 million and $11.1 million in 2006, 2005 and 2004, respectively.

For the year ended December 31, 2006, within the property line, the Company experienced favorable non-catastrophe case reserve development producing a reduction in ultimate loss and loss expenses by $7.8 million primarily for the 2004 and 2005 accident years. The Company also changed its estimates during 2006 on catastrophe losses by reducing its estimates on Hurricane Wilma by $1.5 million due to actual incurred losses being lower than original estimates. This favorable development was offset by an increase of $2.5 million in casualty reserves during the year ended December 31, 2006 as a result of a small amount of adverse development in the casualty line and a result of a refinement to the internal actuarial reserving technique concerning the weighting of reserve indications and supplemental information concerning claims severities. The Company also incurred approximately $2.8 million of adverse development during the year ended December 31, 2006 due to an increase in legal severities on construction defect claims that occurred when litigation discovery procedures yielded new information about underlying claims that enabled evaluation of expected settlements or judgments and expenses on suits that had been received in prior years. Additionally, the Company recorded approximately $2.9 million of unfavorable development during the year ended December 31, 2006 related to estimated costs associated with possible reinsurance collection issues on two separate casualty claims and the 1998 and 1999 workers compensation reinsurance treaties.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

During 2004, the Company also incurred development above expectations on our non-construction defect casualty, commercial automobile and workers’ compensation that led to reassessments of the initial loss ratio expectations and the claim reporting and settlement patterns.

Management believes the loss and loss expense reserves make a reasonable provision for expected losses, however, ultimate settlement of these amounts could vary significantly from the amounts recorded.

(4)  Reinsurance

In the ordinary course of business, Century and PIC assumes and cedes reinsurance with other insurers and reinsurers. These arrangements provide greater diversification of business and limit the maximum net loss potential on large risks. Excess of loss contracts in effect through December 31, 2006 generally protect against individual property and casualty losses over $500,000. In addition, for casualty losses over $500,000 and under $1.0 million, the Company participates on a quota share basis on 50% of the $500,000 in excess of the $500,000 layer. This layer was ceded 100% to reinsurers in 2005 and 2004. Excess of loss contracts in effect for workers’ compensation losses protect against individual losses over $200,000. Additionally, from January 1, 2001 through June 30, 2001, and from July 1, 2001 through December 31, 2002 the first $200,000 in workers’ compensation losses were 80% and 60% ceded on a quota share basis, respectively. Catastrophe and clash coverage is also maintained. In addition, effective January 1, 2004, Century entered into a loss portfolio transfer and quota share arrangement with Evergreen and Continental whereby Century assumed all of Evergreen and Continental’s property and casualty, workers’ compensation, and commercial automobile lines of business and Evergreen assumed all of Century’s traditional surety lines of business.

Approximately 89% of the total reinsurance recoverable on paid and unpaid losses at December 31, 2006 was with reinsurance companies, which had an A. M. Best rating of A or higher at December 31, 2006. The amounts of ceded loss and loss expense reserves and ceded unearned premiums would represent a liability of the Company in the event that its reinsurers would be unable to meet existing obligations under reinsurance agreements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Premiums written:
Direct	$278,460	212,953	191,136
Assumed	4,576	3,211	269
Ceded	(35,117)	(26,645)	(25,381)

Net premiums written	$247,919	189,519	166,024

Premiums earned:
Direct	$246,976	200,805	171,718
Assumed	4,071	1,863	497
Ceded	(32,055)	(25,038)	(23,513)

Net premiums earned	$218,992	177,630	148,702

Losses and loss expenses incurred:
Direct	$145,907	136,406	106,492
Assumed	2,003	(721)	22
Ceded	(12,430)	(17,339)	(17,448)

Net losses and loss expenses incurred	$135,480	118,346	89,066

During 2006, the Company increased the allowance for uncollectible reinsurance by approximately $2.9 and at December 31, 2006 has a total allowance of $4.1 million. At December 31, 2005 and 2004, the Company’s allowance for uncollectible reinsurance was $1.3 million.

Management believes that the reserves for uncollectible reinsurance constitute a reasonable provision for expected costs and recoveries related to the collection of the recoverables on these claims, however, actual legal costs and settlements of these claims could vary significantly from the current estimates recorded.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

The following table displays net reinsurance balances recoverable, from our top ten reinsurers, as of December 31, 2006. All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 3 percent of shareholders’ equity.

	A.M. Best	Net Amount
	Rating	Recoverable
Reinsurer	As of December 31, 2006
	(In thousands)

Ace Property and Casualty	A+	$11,260
Swiss Reinsurance America Corporation	A+	10,548
Hannover Ruckvesicherungs-Aktiengeselischaft	A	6,760
Munich Reinsurance America	A	3,630
Berkley Insurance Company	A	3,351
General Reinsurance Corporation	A++	2,633
Gerling Global Reinsurance Corporation	NR3	1,324
Evergreen National Indemnity Company	A−	1,141
SCOR Reinsurance Company	A−	1,055
Folksamerica Reinsurance Company	A−	967

		$42,669

(5)  Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisitions costs deferred and amortized:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Balance at beginning of year	$20,649	17,411	11,714
Policy acquisition costs deferred	60,670	46,173	39,569
Amortization of deferred policy acquisition costs	(54,404)	(42,935)	(33,872)

Balance at end of year	$26,915	20,649	17,411

For the year ended December 31, 2006, the Company expensed $648,000 of unamortized deferred policy acquisition costs related to the auto physical damage program. This expense was a result of the fact that the program’s loss and loss expense ratio exceeded our expectations causing the program to fall below the profitability levels required for continued deferral of the additional policy acquisition costs. There were no such expenses during the years ended December 31, 2005 or 2004.

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

(6)  Long-Term Debt

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

(a)	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures

On December 4, 2002, ProFinance Statutory Trust I (the “Trust”), a Connecticut statutory business trust formed by the Company, issued 15,000 floating rate capital securities (“Trust Preferred Securities”) generating gross proceeds of $15.0 million. Net proceeds were approximately $14.5 million, after deducting offering costs of $454,000. In addition, on May 16, 2003, ProFinance Statutory Trust II (the “Trust”), a Connecticut statutory business trust formed by the Company, issued 10,000 floating rate capital securities (“Trust Preferred Securities”) generating gross proceeds of $10.0 million. Net proceeds were approximately $9.7 million, after deducting offering costs of $300,000.

The Trust Preferred Securities have a 30 year maturity and are redeemable by the Company at par on or after December 15, 2007 and May 16, 2008, respectively. Holders of the Trust Preferred Securities are entitled to receive cumulative cash distributions accruing from the date of issuance and payable quarterly in arrears at a rate of 400 and 410 basis points, respectively, over the three-month London Interbank Offered Rates (“LIBOR”). The maximum distribution rate is 12.5% through December 4, 2007 and May 16, 2008, respectively. Under certain circumstances, the Company has the right to defer distributions and interest on the Trust Preferred Securities for up to five years. The obligations of the Trust are guaranteed by the Company with respect to distributions and payments of the Trust Preferred Securities. These distributions are recorded as interest expense in the accompanying consolidated statements of operations, as the Trust Preferred Securities are considered a debt instrument. Interest paid totaled $2.4 million, $1.9 million and $1.4 million in 2006, 2005 and 2004, respectively.

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

(b)	Line of Credit

During the third quarter of 2006, the Company amended its line of credit agreement. The amended agreement provides for a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. In both June and July 2006, the Company made a $500,000 draw on the line of credit for general corporate purposes. A payment of approximately $1,006,000 was paid on the line of credit in August 2006, including $1,000,000 of principal and approximately $6,000 of interest. At December 31, 2006 there is $4.0 million outstanding under the line of credit. Due to the late filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, the Company became non-compliant with the debt covenants for the line of credit. On September 7, 2005, the Company received a waiver from the bank and the ability to draw on the line of credit.

(7)  Federal Income Taxes

The components of the income tax expense are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Federal current tax expense	$11,552	5,119	9,095
Federal deferred tax benefit	(2,817)	(1,781)	(2,512)

Total federal income tax expense	$8,735	3,338	6,583

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% in 2006, 2005 and 2004 to income before income taxes as a result of the following:

	Years Ended December 31,
	2006	2005	2004

Federal income tax expense at statutory rate	35.00%	35.00%	35.00%
(Decrease) increase attributable to:
Nontaxable interest income net of proration	(5.59)	(9.77)	(2.82)
Dividend received deduction net of proration	(0.48)	(0.33)	(0.12)
Other	0.54	(0.32)	0.36

Total	29.47%	24.58%	32.42%

The tax effects of temporary differences that give rise to significant portions of the net deferred federal income tax asset/liability were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Unearned premiums not deductible	$7,950	5,925	5,093
Loss and loss expense reserves discounting	9,664	8,303	6,621
Unrealized loss on investments	1,294	1,700	—
Other than temporary losses on investments	518	40	—
Reinsurance allowance	1,426	450	—
Other, net	747	(40)	193

Total gross deferred tax assets	21,599	16,378	11,907
Less valuation allowance	—	—	—

Net deferred tax assets	21,599	16,378	11,907

Deferred policy acquisition costs	(9,420)	(7,227)	(6,094)
Unrealized appreciation on investments	—	—	(371)
Other, net	(618)	—	—

Total gross deferred tax liabilities	(10,038)	(7,227)	(6,465)

Net deferred federal income tax asset	$11,561	9,151	5,442

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

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

(8)  Employee Benefits

During 2004, the Company adopted and the shareholders approved a stock option plan that provided tax-favored incentive stock options (qualified options), non-qualified share options to employees and qualified board members that do not qualify as tax-favored incentive share options (non-qualified options), time-based restricted shares that vest solely on service provided and restricted shares that vest based on achieved performance metrics. The Company accounts for this plan in accordance with FAS 123R. Any compensation cost recorded in accordance with FAS 123R is recorded in the same captions as the salary expense of the employee (i.e. the compensation cost for the Chief Investment Officer is recorded in net investment income). The Company will issue new shares to satisfy restricted share awards or the exercise of share options as approved in the Company’s S-8 filed April 2004.

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

For both non-qualified and qualified options, the option exercise price equals the stock’s fair market value on the date of the grant. Compensation expense is measured on the grant date fair value using a Black Scholes model. The compensation cost is recognized over the respective service period, which typically matches the vesting period.

The time-based restricted shares are granted to key executives and vest in equal installments upon the lapse of a period of time, typically over four and five year periods and include both monthly and annual vesting periods. Compensation expense for time-based restricted shares is measured on the grant date at the current market value and then recognized over the respective service period, which typically matches the vesting period.

The performance based restricted shares are granted to key executives and vest annually over a four year period based on achieved specified performance metrics. Compensation expense for performance based restricted share awards is recognized based on the fair value of the awards on the date of grant.

The Company may grant options for up to 1.2 million shares under the plan. Through December 31, 2006, the Company had granted 299,000 non-qualified options, 207,500 qualified options, 156,000 time-based restricted shares and 91,728 performance based restricted shares under the share plan.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

A summary of the status of the option plan at December 31, 2006 and changes during the year then ended is presented in the following table:

	December 31, 2006
		Weighted-
	Number of	Average
	Shares	Exercise Price

Outstanding at beginning of period	382,000	$10.49
Changes during the period:
Granted	124,500	10.87
Exercised	(600)	10.50
Forfeited	—	—
Expired	—	—

Outstanding at end of period	505,900	$10.58

Exercisable at end of period	359,386	$10.52

The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $3.18, $2.99 and $3.04, respectively.

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Risk-free interest rate	4.07%	3.97%	3.74%
Expected Dividends	0.93%	0.76%	0.76%
Expected Volatility	23.11%	23.14%	23.14%
Weighted average expected term	7.00 Years	7.00 Years	6.15 Years

Information on the range of exercise prices for options outstanding as of December 31, 2006, is as follows:

	Options Outstanding				Options Excercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Price Range	Options	Term	Price	Value	Options	Price	Value

$10.20	12,000	8.4	$10.20	$99,600	6,330	$10.20	$52,539
$10.50	369,400	7.3	$10.50	$2,955,200	319,267	$10.50	$2,554,139
$10.64	112,500	9.0	$10.64	$884,250	31,461	$10.64	$247,281
$13.04	12,000	9.4	$13.04	$65,520	2,328	$13.04	$12,711

				$4,004,570			$2,866,670

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

A summary of all employee time-based restricted share activity during the year ended December 31, 2006 is as follows:

	2006
		Weighted
	Number of	Average
	Shares	Grant Price

Outstanding at beginning of period	68,033	$10.22
Changes during the period:
Granted	—	—
Vested	(22,877)	10.28
Cancelled	—	—

Outstanding at end of period	45,156	$10.19

In January 2005 and October 2005, the Company modified two executives time-based restricted share awards in connection with the termination of their employment to accelerate the vesting period. As such, the Company accounted for the modifications as cancellations of a fixed award and a grant of a variable award, which are valued at the fair market value on the monthly vesting date. During 2005, the Company recorded $231,924 of compensation expense related to the January modification and $42,617 related to the October modification. At December 31, 2005, all shares related to the January modification were vested. The Company recorded $165,343 of compensation expense related to the October 2005 modification for the year ended December 31, 2006. As of December 31, 2006, all related shares were vested.

A summary of all employee performance-based restricted share activity during the year ended December 31, 2006 is as follows:

	2006
		Weighted
	Number of	Average
	Shares	Grant Price

Outstanding at beginning of period	37,365	$10.50
Changes during the period:
Granted	36,704	14.49
Vested	(9,341)	10.50
Cancelled	—	—

Outstanding at end of period	64,728	$12.76

In September of 2006 and March of 2005, the Company granted 36,704 and 37,365, respectively of performance based restricted shares to certain executives that vest annually over a four-year period subject to the achievement of certain performance metrics. The Company accounts for these awards as fixed awards that are recorded at fair value on the date of grant.

Of the performance-based restricted share awards granted in March of 2005, an award for 17,659 shares was modified in accordance with the agreement entered into in connection with the termination of an executive officer’s employment in October 2005. As such, the award was treated as cancelled on October 1, 2005 due to a modification of the award to accelerate the vesting of the shares, change the vesting from annual vesting to monthly vesting and remove the performance based restrictions. As such, the award is treated as a variable award which is valued at the fair market value on the monthly vesting date. During 2005, the Company recorded $46,058 compensation expense

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

related to the restricted shares. During the year ended December 31, 2006, the Company recorded $178,686 of compensation expense related to the restricted shares and all related shares were vested by September 30, 2006.

As of December 31, 2006, total compensation cost related to nonvested share options or restricted shares is $1.3 million, which is expected be recorded over 1.6 years. Total compensation cost for share based awards was $1.3 million, $817,000, and $191,000 for the year ended December 31, 2006, 2005, and 2004, respectively. The tax benefit included in the accompany statements of operations related to the compensation cost was $401,000, $286,000, and $67,000 for the year ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, the Company had $152,000 of compensation cost for share based awards capitalized with deferred policy acquisition costs.

(9)  Transactions with Related Parties

(a)	Evergreen National Indemnity Company and Continental Heritage Insurance Company

In connection with the Company’s IPO in April 2004, the Company spun-off its subsidiaries, Evergreen and Continental, to the Company’s Class A shareholders. In connection with the spin-off, the Company entered into several agreements with Evergreen which facilitated the Evergreen and Continental transactions. The Company’s board of directors believes that these agreements were fair to the Company and its shareholders.

Transitional Administrative Agreement.  Prior to the Evergreen and Continental dispositions, the Company provided Evergreen and Continental with all executive, managerial, supervisory, administrative, technical, claims handling, investment management, regulatory affairs, legal, accounting, financial reporting, professional and clerical services necessary to operate their respective businesses. In order to provide Evergreen and Continental with a transition period before the cessation of these services, the Company entered into a Transitional Administrative Agreement with Evergreen and Continental pursuant to which the Company continued to provide these services to Evergreen and Continental for an initial term of 18 months in exchange for an annual fee of $900,000. This agreement was renewed for one six-month term to expire on December 31, 2005, without any changes in the terms thereof. On December 29, 2005, the agreement was amended to extend the term thereof to June 30, 2006, reduce the administrative fee to $75,000 per calendar quarter payable during the first month of each quarter and providing for termination upon not less than thirty (30)  days advance written notice to the Company. On October 13, 2006, the agreement was amended retroactively to July 1, 2006 to extend the term thereof to March 31, 2007 and reduce the administrative fee to $10,000 per calendar quarter. In all other respects the agreement remained unchanged. For the year ended December 31, 2006, 2005 and 2004, the Company received $170,000, $690,000 and $900,000 under this agreement, respectively.

Reinsurance Agreements.  The Company entered into loss portfolio transfer reinsurance contracts that provided for Century to reinsure Evergreen and Continental for business that was written in Century’s name prior to December 31, 2003 and transferred to one of the other companies in connection with the termination of an intercompany pooling agreement among the parties and for Evergreen to reinsure Century in the same manner. For example, Century will reinsure property business transferred to it in connection with the termination of the intercompany pooling agreement that had been written for it in Evergreen’s name. These contracts will remain in force until all outstanding loss and assignable loss adjustment expense covered has been settled or commuted in accordance with the provisions of the applicable contract. The Company ceded $362,000 reserves and assumed $3.1 million reserves under this contract in 2006. During the year ended December 31, 2005, the Company ceded $423,000 reserves and assumed $2.9 million reserves under the contract.

Quota Share Reinsurance Agreements.  The Company entered into 100% quota share reinsurance contracts that provided for Century to reinsure Evergreen and Continental for property and casualty business that was written on Evergreen or Continental’s paper for Century in states that Century was not licensed and for Evergreen to

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

reinsure Century in the same manner for bonding business. Under these contracts, the ceding company is entitled to receive a 5% commission and reimbursement of any premium taxes or other direct costs such as boards and bureaus fees. These fronting contracts will remain in force until December 31, 2007. During 2006, the Company assumed $535,000 of premiums and ceded $406,000 of premiums under this contract. The Company assumed $723,000 of premiums and ceded $318,000 of premiums under this contract during the year ended December 31, 2005.

Software License Agreement and Software Support and Maintenance Agreement.  Century has entered into a software license agreement with Evergreen and Continental pursuant to which Century granted to Evergreen and Continental a fully paid-up, royalty free, non-exclusive perpetual license to use certain of Century’s proprietary software that relates to underwriting and claims processing and that has been developed for the mutual benefit of the Company, Evergreen and Continental. In addition, Century has entered into a software support and maintenance agreement with Evergreen and Continental, pursuant to which Century provides certain technical support and maintenance services for the software in return for an annual support and maintenance fee of $100,000. Evergreen and Continental may terminate the software support and maintenance agreement by providing 90 days prior written notice, and Century may terminate the agreement by providing twelve months’ prior written notice. On December 29, 2005, the software support and maintenance agreement was amended to adjust the Annual Fee effective January 1, 2006, to be at the rate of $50,000 per calendar quarter payable during the first month of each quarter. On October 18, 2006, the agreement was amended to adjust the Annual Fee retroactively to July 1, 2006 to $15,000 per calendar quarter. In all other respects, the agreement continues unchanged. The Company received $130,000, $100,000 and $100,000 in Annual Fees respectively for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition, the Company has entered into the following agreements with Evergreen. The Company’s board of directors believes that these agreements are fair to the Company and its shareholders.

Quota Share Reinsurance Agreements

•	In 2005, the Company entered into 50% quota share agreement with Evergreen whereby, the Company would assume certain special surety bonds (including landfill). During 2006 and 2005, the Company recorded approximately $2.6 million and $2.4 million of assumed bonds, respectively. This agreement was terminated on August 15, 2006.

•	On August 1, 2006, the Company became a participant on Evergreen’s Landfill Variable Quota Share Treaty. The Company will assume 10% of all landfill bonds written by Evergreen and Continental which have exposures in excess of $1,200,000. The Company recorded assumed premium of $390,000 in 2006. In addition, the Company assumed a 10% share, or $677,000, of unearned premium rolled forward from the previous treaty which was terminated on July 31, 2006.

•	On August 15, 2006, the Company became a participant on Evergreen’s Contract Bond Quota Share Treaty. The Company will assume 25% of all contract bonds written by Evergreen and Continental. The Company recorded assumed premium of $102,000 in 2006.

(b)	Shareholders of ProCentury

In 2004, ProCentury paid approximately $484,000 in fees relating to various consulting agreements with certain shareholders of ProCentury that were all terminated on December 31, 2003, including the following significant agreements:

•	Accretive Agreements. These agreements were entered into as of July 1, 2002. Pursuant to these agreements, the Company’s shareholders assisted the Company in developing financial products and services to

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

be offered to and through the community banks. Pursuant to these agreements the Company paid approximately $241,000 in 2004.

•	Stonehenge Monitoring Agreement. This agreement was entered into as of July 1, 2002. In connection with its investment in the Company, the Company has paid Stonehenge Opportunity Fund, LLC a monitoring fee for the time and effort it expended in monitoring its investment in the Company, which included reviewing and evaluating the financial statements, attending meetings with management and board of directors and consulting with the Company with respect to business and prospects. Pursuant to this agreement the Company paid approximately $85,000 in 2004.

•	Full Circle Consulting Arrangement. Pursuant to this agreement, the Company paid Full Circle Holdings, LTD fees for managing the investment in the Company made by its members. Pursuant to this agreement the Company paid approximately $158,000 in 2004.

No amounts were accrued at December 31, 2006 or 2005 related to these agreements.

(10)  Commitments, Contingencies and Concentration

(a)	Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2006 were as follows:

	Payments Due by Years
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Operating leases on facilities	$1,118	1,132	848	708	673	1,129	5,608
Other operating leases	303	235	70	59	32	—	699

Total contractual obligations	$1,421	1,367	918	767	705	1,129	6,307

Rental expense on the operating leases on facilities for the years ended December 31, 2006, 2005 and 2004 was $1.3 million, $1.3 million, and $1.2 million, respectively.

(b)	Lawsuits

The Company is named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our insurance policies, claims handling, premium finance agreements and other contracts and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extra contractual damages and some have claimed punitive damages. The resolution of these legal actions is expected not to have a material adverse effect on the Company’s financial position or results of operations.

(c)	Concentration of Revenues

Five of the Company’s 127 agents contributed, on a combined basis, approximately 43.6% of the Company’s 2006 consolidated direct and assumed premiums written. One of the Company’s agents individually contributed an amount greater than 10% of the Company’s direct and assumed premiums written and combined represented approximately 18.3% of the Company’s 2006 consolidated direct and assumed premiums written. There was no concentration of revenue with respect to geographic area as of December 31, 2006.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

(11)  Dividends from Subsidiaries and Statutory Information

Our insurance subsidiaries are regulated by their states of domicile, Ohio and Texas, and the states in which they do business. Such regulations, among other things, limit the payment of dividends without prior regulatory approval. ProCentury is dependent on dividends from Century for operating expenses and interest and principal on long term debt and the Debentures. The maximum dividend that may be paid without prior approval of the Director of Insurance is limited to the extent that all dividends in the past 12 months do not exceed the greater of the statutory income of the preceding calendar year or 10% of total statutory surplus as of the prior December 31. As a result, the maximum dividend Century may pay to ProCentury in 2007 without prior approval is approximately $18.4 million. Dividends paid to ProCentury from Century were $2.5 million, $2.5 million, and $9.1 million (of which $6.0 million were ordinary dividends and $3.1 million were extraordinary dividends), in 2006, 2005, and 2004, respectively.

The Company does not expect such regulatory requirements to impair its ability to pay operating expenses and interest and principal during 2006.

ProCentury contributed $2.5 million to Century in 2006. There were no such contributions in 2005, and in 2004 ProCentury contributed $55.0 million to Century.

The National Association of Insurance Commissioners (NAIC) has developed property and casualty risked based capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level required to support asset and underwriting risk. The NAIC calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. The Company regularly monitors capital requirements along with the NAIC’s RBC developments. The Company has determined that the capital levels of its insurance subsidiaries are in excess of the minimum capital requirements for all RBC action levels as of December 31, 2006.

Our insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by the Ohio Department of Insurance and Texas Department of Insurance that vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory nonadmitted assets, and the inclusion of net unrealized holdings gains or losses in shareholders’ equity relating to fixed maturity securities. The statutory capital and surplus of Century (including PIC as Century’s wholly owned subsidiary) as of December 31, 2006 and 2005 was approximately $137.5 million and $121.8 million, respectively. The statutory net income of Century (including its investment in PIC) for the years ended December 31, 2006, 2005 and 2004, was approximately $18.4 million, $7.8 million and $13.8 million, respectively.

(12)  Segment Reporting Disclosures

The Company primarily operates in the Property and Casualty Lines (P/C) (including general liability, multi-peril, commercial property and garage liability).

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

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

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

Following is a summary of segment disclosures:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Segment revenue:
P/C	$215,510	176,404	148,708
Investing	19,452	14,161	10,098
Other (including exited lines)	3,482	1,226	(6)

Segment revenue	$238,444	191,791	158,800

Segment profit:
P/C	$14,092	2,002	11,873
Investing	19,452	14,161	10,098
Other (including exited lines)	(1,152)	121	(1,580)

Segment profit	$32,392	16,284	20,391

Segment assets:
Investing	$436,062	366,410	312,399
Assets not allocated	142,986	107,735	82,528

Total consolidated assets	$579,048	474,145	394,927

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

The following summary reconciles significant segment items to the Company’s consolidated financial statements:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Total revenues:
Segment revenues	$238,444	191,791	158,800
Other	437	198	—

Total consolidated revenues	$238,881	191,989	158,800

Income before minority interest and income taxes:
Segment profit	$32,392	16,284	20,391
Unallocated amounts:
Other income	437	198	—
Corporate (expenses) income	(875)	(1,030)	893
Interest expense on the redemption of Class B shares	—	—	518
Interest expense	(2,318)	(1,873)	(1,498)

Income before income taxes	$29,636	13,579	20,304

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
	(In thousands)

Year ended December 31, 2006:
P/C	$75,465	140,045	—	215,510
Other (including exited lines)	—	—	3,482	3,482

Earned premiums	$75,465	140,045	3,482	218,992

Year ended December 31, 2005:
P/C	$56,224	120,180	—	176,404
Other (including exited lines)	—	—	1,226	1,226

Earned premiums	$56,224	120,180	1,226	177,630

Year ended December 31, 2004:
P/C	$56,901	91,807	—	148,708
Other (including exited lines)	—	—	(6)	(6)

Earned premiums	$56,901	91,807	(6)	148,702

The Company does not manage property and casualty products at this level of detail.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005, 2004
(dollars in thousands)

(13)  Unaudited Interim Financial Information

Selected quarterly financial information is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year-to-Date
	(In thousands)

2006
Net premiums earned	$49,002	52,565	55,425	62,000	218,992
Net investment income	4,426	4,689	4,999	5,258	19,372
Net realized investment gains (losses)	21	(62)	4	117	80
Other income	134	118	101	84	437
Income before income tax	6,478	7,079	7,369	8,710	29,636
Net income	4,600	5,025	5,133	6,143	20,901
Basic earnings per share(1)	$0.35	0.38	0.39	0.47	1.59
Diluted earning per share(1)	$0.35	0.38	0.39	0.46	1.58
2005
Net premiums earned	$41,520	43,025	44,934	48,151	177,630
Net investment income	3,159	3,495	3,866	3,967	14,487
Net realized investment losses	(59)	(94)	(66)	(107)	(326)
Other income	—	—	104	94	198
Income (loss) before income tax	4,398	5,571	(2,921)	6,531	13,579
Net income (loss)	3,079	3,999	(1,793)	4,956	10,241
Basic earnings per share(1)	$0.24	0.31	(0.14)	0.38	0.78
Diluted earning per share(1)	$0.23	0.30	(0.14)	0.38	0.78

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly income per share may not total to annual income per share.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule I — Summary of Investments —
Other than Investments in Related Parties

	December 31, 2006
			Amount
			Shown on
	Amortized		Balance
	Cost	Fair Value	Sheet
	(In thousands)

Fixed maturities:
Available-for-sale
Bonds:
United States Government	$3,636	3,587	3,587
Agencies not backed by the full faith and credit of the U.S. Government	13,793	13,535	13,535
States, municipals and political subdivisions	150,981	150,631	150,631
Convertibles and bonds with warrants attached	1,000	1,000	1,000
All other corporate bonds	192,656	189,669	189,669
Redeemable preferred stocks	3,705	3,660	3,660

Total available-for-sale	365,771	362,082	362,082

Held-to-maturity
Bonds:
United States Government
Agencies not backed by the full faith and credit of the U.S. Government	1,114	1,101	1,114

Total held-to-maturity	1,114	1,101	1,114

Total fixed-maturities	366,885	363,183	363,196

Equity securities:
Common stocks
Banks, trust and insurance companies	1,245	1,292	1,292
Industrial, miscellaneous and all other	16,685	16,532	16,532
Nonredeemable preferred stocks	21,353	21,459	21,459

Total equity securities	39,283	39,283	39,283
Short-term investments	25,623	XXXX	25,623

Total investments	$431,791	XXXX	428,102

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule II — Condensed Financial Information of Parent Company
Condensed Balance Sheets

Consolidated Balance Sheets
December 31, 2006 and 2005

	2005	2004
	(In thousands)

Assets
Investments
Fixed maturities:
Available-for-sale, at fair value (cost 2006, $1,000; 2005, $1,000)	$1,000	1,000
Equities (available-for-sale):
Bond mutual funds, at fair value (cost 2006, $248; 2005, $237)	241	230

Total investments	1,241	1,230
Cash	458	870
Investment in consolidated subsidiaries, equity method	167,631	142,407
Receivable from consolidated subsidiaries	1,303	1,303
Federal income taxes receivable	778	472
Other assets	677	705

Total assets	$172,088	146,987

Liabilities and Shareholders’ Equity
Liabilities:
Long term debt	$25,000	25,000
Accrued expenses and other liabilities	680	690
Deferred federal income tax liability	20	94
Line of credit	4,000	—

Total liabilities	29,700	25,784
Shareholders’ equity:	142,388	121,203

Total liabilities and shareholders’ equity	$172,088	146,987

See notes to Consolidated Financial Statements and accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule II — Condensed Financial Information of Parent Company

Condensed Statements of Operations

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net investment income	$111	153	113
Net realized loss	—	(46)	(32)
Cash dividends on common stock of consolidated subsidiaries	2,500	2,500	9,088

Total revenue	2,611	2,607	9,169

Other operating expenses	1,646	2,312	694
Interest expense of Class B shares	—	—	518
Interest expense	2,318	1,873	1,498

Total expenses	3,964	4,185	2,710

(Loss) income before equity in undistributed earnings of consolidated subsidiaries and income taxes	(1,353)	(1,578)	6,459
Equity in undistributed earnings of consolidated subsidiaries	20,906	10,391	7,671
Income tax (benefit)	(1,348)	(1,428)	(850)

Net income	$20,901	10,241	14,980

See notes to Consolidated Financial Statements and accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule II — Condensed Financial Information of Parent Company

Condensed Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$20,901	10,241	14,980
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(23,406)	(12,891)	(16,757)
Other, net	2,521	(1,626)	1,357

Net cash provided by (used in) operating activities	16	(4,276)	(420)

Cash flows from investing activities:
Purchase of investments	(11)	(5,069)	(10,063)
Sale of investments	—	11,327	3,490
Capital contributions to subsidiaries	(2,500)	—	(55,000)

Net cash (used in) provided by investing activities	(27,735)	6,258	(61,573)

Cash flows from financing activities:
Principal payments on long term debt	—	—	(9,133)
Proceeds from issuance of common stock	—	—	77,931
Issuance costs	—	—	(1,298)
Redemption of Class B shares	—	—	(5,000)
Dividend paid to shareholders	(1,917)	(1,122)	(525)
Draw on line of credit	5,000	2,300	—
Principal payment on line of credit	(1,000)	(2,300)	—

Net cash provided by (used in) financing activities	2,083	(1,122)	61,975

(Decrease) increase in cash	(412)	860	(18)
Cash at beginning of year	870	10	28

Cash at end of year	$458	870	10

Supplemental disclosure of cash flow information:
Interest paid	$2,358	1,873	1,632

Federal income taxes paid	$10,100	8,194	7,900

See notes to Consolidated Financial Statements and accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Schedule III — Supplementary Insurance Information

		Liability for
		Unpaid					Amortization
	Deferred	Losses and				Losses and	of Deferred
	Policy	Loss			Net	Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Adjustment	Acquisition	Underwriting	Premiums
	Costs	Expenses	Premiums	Premiums	Income	Expenses	Costs	Expenses	Written
				(In thousands)

Year ended December 31, 2006
P/C	$25,911	211,043	125,012	215,510	—	132,564	52,623	16,231	243,850
Investing	—	—	—	—	19,372	—	—	—	—
Other (including Exited Lines)	1,004	39,629	2,608	3,482	—	2,916	1,781	(63)	4,069
Unallocated	—	—	—	—	—	—	—	875	—

Total	$26,915	250,672	127,620	218,992	19,372	135,480	54,404	17,043	247,919

Year ended December 31, 2005
P/C	$20,021	199,633	93,467	176,404	—	117,864	42,326	14,212	187,033
Investing	—	—	—	—	14,487	—	—	—	—
Other (including Exited Lines)	628	12,014	2,164	1,226	—	482	609	14	2,486
Unallocated	—	—	—	—	—	—	—	237	—

Total	$20,649	211,647	95,631	177,630	14,487	118,346	42,935	14,463	189,519

Year ended December 31, 2004
P/C	$17,411	141,511	81,843	148,708	—	87,463	33,872	15,500	166,020
Investing	—	—	—	—	10,048	—	—	—	—
Other (including Exited Lines)	—	11,725	292	(6)	—	1,603	—	(29)	4
Unallocated	—	—	—	—	—	—	—	(2,179)	—

Total	$17,411	153,236	82,135	148,702	10,048	89,066	33,872	13,292	166,024

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Schedule IV — Reinsurance

		Ceded to	Assumed from		Percentage of
		Other	Other	Net Premium	Assumed to
	Direct	Companies	Companies	Written	Net
	(In thousands)

Year ended December 31, 2006	$278,460	(35,117)	4,576	247,919	1.8%

Year ended December 31, 2005	$212,953	(26,645)	3,211	189,519	1.7%

Year ended December 31, 2004	$191,136	(25,381)	269	166,024	0.2%

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Schedule V — Valuation and Qualifying Accounts

		Additions
		Charged/
	Balance at	(Credited) to	Charged to		Balance at
	Beginning of	Costs and	Other	Deductions	End of
	Period	Expenses	Accounts	(1)	Period

Year ended December 31, 2006
Allowance for uncollectible:
Premiums in course of collection	$58	98	—	—	156

Reinsurance	$1,285	2,856	—	—	4,141

Year ended December 31, 2005
Allowance for uncollectible:
Premiums in course of collection	$79	(10)	—	11	58

Reinsurance	$1,285	—	—	—	1,285

Year ended December 31, 2004
Allowance for uncollectible:
Premiums in course of collection	$204	(118)	—	7	79

Reinsurance	$1,382	(97)	—	—	1,285

(1)	Deductions include write-offs of amounts determined to be uncollectible.

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES
(Formerly ProFinance Holdings Corporation)

Schedule VI — Supplemental Information Concerning Property —
Casualty Insurance Operations

	Liability for	Discount,	Loss and Loss Adjustment
	Unpaid Losses	if Any,	Expenses (Benefits) Incurred		Paid Losses and
	and Loss	Deducted	Related to		Loss
	Adjustment	from	Current	Prior	Adjustment
	Expenses	Reserves	Period	Periods	Expenses

Year ended December 31, 2006	$250,672	—	136,583	(1,103)	95,111

Year ended December 31, 2005	$211,647	—	112,946	5,400	67,898

Year ended December 31, 2004	$153,236	—	78,015	11,051	57,812

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements occurred with accountants on any accounting or financial disclosure or auditing scope or procedure during 2006.

Item 9A.	Controls and Procedures

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

Our management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon ProCentury’s controls evaluation, the CEO and CFO have concluded that our Disclosure Controls provide reasonable assurance that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Accounting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in ProCentury’s internal control over financial reporting during our most recent fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required with respect to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this report and is incorporated herein by reference.

The other information required by Item 10 is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance — Board of Directors — Committees — Audit Committee,” “Corporate Governance — Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement relating to our annual meeting of shareholders to be held May 16, 2007.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information under the heading “Executive Compensation” contained in our proxy statement relating to our annual meeting of shareholders to be held on May 16, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement relating to its annual meeting of shareholders to be held on May 16, 2007.

Equity Compensation Plans

The following table shows certain information as of December 31, 2006 with respect to compensation plans under which our common shares are authorized for issuance:

Number of
	Common Shares to		Number of
	be Issued Upon	Weighted Average	Common Shares
	Exercise of	Exercise Price of	Remaining
	Outstanding	Outstanding	Available for Future
Plan Category	Options	Options	Issuance(1)

Equity compensation plans approved by shareholders	505,900	$10.58	457,640
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	505,900	$10.58	457,640

(1)	Shares may be issued upon exercise of options or in the form of appreciation rights, performance units, restricted stock or restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in Item 13 is incorporated herein by reference to the information under heading “Certain Relationships and Related Transactions” contained in our proxy statement relating to it annual meeting of shareholder to be held May 16, 2007.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the information under the heading “Independent Accountants’ Fees” contained in our proxy statement relating to its annual meeting of shareholders to be held on May 16, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

Reports of independent registered public accounting firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the three years ended December 31, 2006

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2006

Consolidated Statements of Cash Flows for the three years ended December 31, 2006

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Schedule I — Summary of Investments — Other than Investments in Related Parties

Schedule II — Condensed Financial Information of Parent Company

Schedule III — Supplementary Insurance Information

Schedule IV — Reinsurance

Schedule V — Valuation and Qualifying Accounts

Schedule VI — Supplemental Information Concerning Property — Casualty Insurance Operations

(a) (3) Exhibits See “Exhibit Index” immediately following the signature page hereto.

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

PROCENTURY CORPORATION

By:	/s/ Edward F. Feighan,
Edward F. Feighan,
Chairman, President and Chief
Executive Officer

Date: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Edward F. Feighan Edward F. Feighan	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2007

/s/ Erin E. West Erin E. West	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2007

/s/ Michael J. Endres Michael J. Endres	Director	March 9, 2007

/s/ Robert F. Fix Robert F. Fix	Director	March 9, 2007

/s/ Jeffrey A. Maffett Jeffrey A. Maffett	Director	March 9, 2007

/s/ Press C. Southworth Press C. Southworth III	Director	March 9, 2007

/s/ Christopher J. Timm Christopher J. Timm	Director	March 9, 2007

/s/ Alan R. Weiler Alan R. Weiler	Director	March 9, 2007

/s/ Robert J. Woodward, Jr. Robert J. Woodward, Jr.	Director	March 9, 2007

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-50641))
3.2	Amended and Restated Code of Regulations of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-50641))
4.1	Specimen Certificate for common shares, without par value, of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.2	Indenture, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.3	Amended and Restated Declaration of Trust, dated as of December 4, 2002, by and among State Street Bank and Trust Company of Connecticut, ProFinance Holdings Corporation and Steven R. Young and John Marazza, as Administrators (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.4	Guarantee Agreement, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.5	Indenture, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.6	Amended and Restated Declaration of Trust, dated as of May 16, 2003, by and among U.S. Bank National Association, ProFinance Holdings Corporation and Steven R. Young and John Marazza, as Administrators (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.7	Guarantee Agreement, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.1	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and Edward F. Feighan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)
10.2	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and Christopher J. Timm (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)
10.3	Employment Agreement, dated as of February 22, 2006, by and between ProCentury Corporation and Erin E. West (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2005 (File No. 000-50641))(1)
10.4	Separation Agreement by and between ProCentury Corporation and John A. Marazza, dated January 21, 2005 (incorporated herein by reference to ProCentury Corporation’s Current Report on Form 8-K dated January 21, 2005 (File No. 000-50641))(1)
10.5	Consulting Agreement by and between ProCentury Corporation and Charles D. Hamm, dated September 20, 2005 (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 000-50641))(1)
10.6	Form of ProCentury Corporation Indemnification Agreement by and between ProCentury Corporation and each member of its Board of Directors (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)
10.7	ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)
10.8	ProCentury Corporation Deferred Compensation Plan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)

Exhibit
Number	Description

10.9	ProCentury Corporation Deferred Compensation Plan Rabbi Trust Agreement (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)
10.10	ProCentury Corporation Annual Incentive Plan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)
10.11	Form of Restricted Stock Award Agreement for Restricted Stock under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)
10.12	Form of Stock Option Agreement for Non-Qualified Stock Options under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)
10.13	Form of Stock Option Agreement for Incentive Stock Options under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)
10.14	Form of Restricted Stock Award Agreement for Restricted Stock for Executive Officers under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)
10.15	Form of Stock Option Agreement for Non-Qualified Stock Options for Executive Officers under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)
10.16	Form of Restricted Stock Award Agreement for Performance Vesting Restricted Stock under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 000-50641))(1)
10.17	Form of Stock Option Agreement for Non-Qualified Stock Options Granted to Non-Employee Directors under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 000-50641))(1)
10.18	Transitional Administrative Agreement, effective as of January 1, 2004, by and among ProCentury Corporation, Evergreen National Indemnity Corporation and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.19	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Century Surety Company by Evergreen National Indemnity Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.20	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Continental Heritage Insurance Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.21	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Evergreen National Indemnity Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.22	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Evergreen National Indemnity Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.23	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Continental Heritage Insurance Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.24	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Century Surety Company by Evergreen National Indemnity Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

Exhibit
Number	Description

10.25	Software License Agreement, effective as of January 1, 2004, by and among Century Surety Company, Evergreen National Indemnity Company and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.26	Software Support and Maintenance Agreement, effective as of January 1, 2004, by and among Century Surety Company, Evergreen National Indemnity Company and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
21	Subsidiaries of ProCentury Corporation
23	Consent of KPMG LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(2)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.