Form 10-Q
period 2007-03-31
PROCENTURY CORP
filed 2007-05-08
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
☐ Yes ☑ No
     As of May 8, 2007, the registrant had 13,363,867 outstanding Common Shares, without par value.

PROCENTURY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Premiums earned	$54,388	49,002
Net investment income	5,433	4,426
Net realized investment (losses) gains	(201)	21
Other income	123	134

Total revenues	59,743	53,583

Losses and loss expenses	33,877	30,439
Amortization of deferred policy acquisition costs	13,699	12,066
Other operating expenses	3,851	4,057
Interest expense	686	543

Total expenses	52,113	47,105

Income before income tax expense	7,630	6,478
Income tax expense	2,251	1,878

Net income	$5,379	4,600

Basic net income per share	$0.41	0.35

Diluted net income per share	$0.40	0.35

Weighted average of shares outstanding — basic	13,227,427	13,100,705

Weighted average of shares outstanding — diluted	13,421,607	13,200,571

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	March 31,
	2007	December 31,
	(Unaudited)	2006
Assets
Investments
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2007, $365,268; 2006, $362,066)	$359,401	358,422
Held-to-maturity, at amortized cost (fair value 2007, $1,103; 2006, $1,101)	1,110	1,114
Equities (available-for-sale):
Equity securities, at fair value (cost 2007, $29,470; 2006, $28,112)	29,525	28,188
Bond mutual funds, at fair value (cost 2007, $14,513; 2006, $14,876)	14,485	14,755
Short-term investments, at amortized cost	34,898	25,623

Total investments	439,419	428,102
Cash and equivalents	9,764	7,960
Premiums in course of collection, net	36,017	37,428
Deferred policy acquisition costs	25,996	26,915
Prepaid reinsurance premiums	14,457	14,051
Reinsurance recoverable on paid losses, net	4,739	7,524
Reinsurance recoverable on unpaid losses, net	37,494	36,104
Deferred federal income tax asset	12,639	11,561
Other assets	10,853	9,403

Total assets	$591,378	579,048

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$260,181	250,672
Unearned premiums	123,698	127,620
Long term debt	25,000	25,000
Line of credit	4,650	4,000
Accrued expenses and other liabilities	12,301	9,778
Reinsurance balances payable	5,520	7,706
Collateral held	10,591	10,370
Income taxes payable	2,189	1,514

Total liabilities	444,130	436,660

Shareholders’ equity:
Common stock, without par value:
Common shares — Issued and outstanding 13,358,867 shares at March 31, 2007 and 13,248,323 shares issued and outstanding at December 31, 2006	—	—
Additional paid-in capital	102,370	100,954
Retained earnings	48,675	43,830
Accumulated other comprehensive loss, net of taxes	(3,797)	(2,396)

Total shareholders’ equity	147,248	142,388

Total liabilities and shareholders’ equity	$591,378	579,048

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	100,954	100,202
Impact of adoption of SFAS 123R	—	(695)
Shares issued under share compensation plans	414	302
Tax benefit on share compensation plans	305	32
Exercise of share options	697	—

End of period	102,370	99,841

Retained earnings:
Beginning of period	43,830	24,846
Net income	5,379	4,600
Dividend declared (2007, $0.04/share and 2006, $0.03/share)	(534)	(396)

End of period	48,675	29,050

Unearned share compensation:
Beginning of period	—	(695)
Impact of adoption of SFAS 123R	—	695

End of period	—	—

Accumulated other comprehensive loss, net of taxes:
Beginning of period	(2,396)	(3,150)
Unrealized holding losses arising during the period, net of reclassification adjustment	(1,401)	(1,770)

End of period	(3,797)	(4,920)

Total shareholders’ equity	$147,248	123,971

Comprehensive Income (Loss)
Net income	$5,379	4,600
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period:
Gross	(2,357)	(2,703)
Related federal income tax benefit	825	947

Net unrealized losses	(1,532)	(1,756)

Reclassification adjustment for (losses) gains included in net income
Gross	(201)	21
Related federal income tax benefit (expense)	70	(7)

Net reclassification adjustment	(131)	14

Other comprehensive loss	(1,401)	(1,770)

Total comprehensive income	$3,978	2,830

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows provided by operating activities:
Net income	$5,379	4,600
Adjustments:
Net realized investment losses (gains)	201	(21)
Deferred federal income tax benefit	(329)	(583)
Share-based compensation expense	414	302
Changes in assets and liabilities:
Premiums in course of collection, net	1,411	1,751
Deferred policy acquisition costs	919	(769)
Prepaid reinsurance premiums	(406)	298
Reinsurance recoverable on paid and unpaid losses, net	1,395	(3,012)
Income taxes payable/receivable	675	2,180
Losses and loss expense reserves	9,509	12,133
Collateral held	221	(501)
Unearned premiums	(3,922)	1,132
Other, net	(3,843)	1,308

Net cash provided by operating activities	11,624	18,818

Cash flows used in investing activities:
Purchases of equity securities	(6,385)	(3,178)
Purchases of fixed maturity securities available-for-sale	(45,415)	(29,175)
Proceeds from sales of equity securities	5,555	4,627
Proceeds from sales and maturities of fixed maturities available-for-sale	41,573	9,481
Change in short-term investments	(9,275)	622
Change in securities receivable/payable	3,009	(270)

Net cash used in investing activities	(10,938)	(17,893)

Cash flows provided by (used in) financing activities:
Dividend paid to shareholders	(534)	(396)
Tax benefit on share compensation plans	305	32
Draw on line of credit	650	—
Exercise of share options	697	—

Net cash provided by (used in) financing activities	1,118	(364)

Increase in cash and equivalents	1,804	561
Cash and equivalents at beginning of period	7,960	5,628

Cash and equivalents at end of period	$9,764	6,189

Supplemental disclosure of cash flow information:
Interest paid	$909	548

Federal income taxes paid	$1,600	250

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2007
(Unaudited)
(1)	Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements and notes include the accounts of ProCentury Corporation (the “Company” or “ProCentury”), and its wholly owned insurance subsidiaries, Century Surety Company (“Century”) and ProCentury Insurance Company (“PIC”). The interim unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, the interim unaudited consolidated condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the interim periods have been included. These interim unaudited consolidated condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company’s audited consolidated financial statements, included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

In preparing the interim unaudited consolidated condensed financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the period being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods.

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

Based on the above and pursuant to disclosure requirements contained in SFAS No. 128, Earnings Per Share, the following information represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the Company’s interim unaudited consolidated condensed financial statements:

	Three Months Ended March 31, 2007
	(In thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$5,379	13,227,427	$0.41
Effect of Dilutive Securities
Restricted common shares and share options	—	194,180	(0.01)

Diluted EPS
Net income	$5,379	13,421,607	$0.40

	Three Months Ended March 31, 2006
	(In thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$4,600	13,100,705	$0.35
Effect of Dilutive Securities
Restricted common shares and share options	—	99,866	—

Diluted EPS
Net income	$4,600	13,200,571	$0.35

(3)	Investments

The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities classified as held-to-maturity were as follows:

	March 31, 2007
		(In thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$88	10	—	98
Agencies not backed by the full faith and credit of the U.S. Government	1,022	—	(17)	1,005

Total	$1,110	10	(17)	1,103

	December 31, 2006
		(In thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$88	10	—	98
Agencies not backed by the full faith and credit of the U.S. Government	1,026	—	(23)	1,003

Total	$1,114	10	(23)	1,101

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed-maturity and equity securities classified as available-for-sale were as follows:

	March 31, 2007
		(In thousands)
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities	$3,621	1	(34)	3,588
Agencies not backed by the full faith and credit of the U.S. Government	14,549	2	(151)	14,400
Obligations of states and political subdivisions	134,903	195	(829)	134,269
Corporate securities	36,195	137	(593)	35,739
Mortgage-backed securities	72,694	5	(956)	71,743
Collateralized mortgage obligations	58,126	220	(687)	57,659
Asset-backed securities	45,180	262	(3,439)	42,003

Total fixed maturities	365,268	822	(6,689)	359,401

Equities:
Equity securities	29,470	384	(329)	29,525
Bond mutual funds	14,513	105	(133)	14,485

Total equities	43,983	489	(462)	44,010

Total	$409,251	1,311	(7,151)	403,411

	December 31, 2006
		(In thousands)
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities	$3,636	—	(49)	3,587
Agencies not backed by the full faith and credit of the U.S. Government	13,793	—	(258)	13,535
Obligations of states and political subdivisions	150,981	445	(795)	150,631
Corporate securities	35,058	125	(730)	34,453
Mortgage-backed securities	59,599	34	(1,108)	58,525
Collateralized mortgage obligations	49,486	152	(622)	49,016
Asset-backed securities	49,513	316	(1,154)	48,675

Total fixed maturities	362,066	1,072	(4,716)	358,422

Equities:
Equity securities	28,112	346	(270)	28,188
Bond mutual funds	14,876	62	(183)	14,755

Total equities	42,988	408	(453)	42,943

Total	$405,054	1,480	(5,169)	401,365

Other-than-temporary impairment losses result in permanent reductions to the cost basis of the underlying investments and are recorded as realized losses in the interim unaudited consolidated condensed statements of operations. Other-than-temporary losses of $616,000 were realized during the three months ended March 31, 2007. These losses related to eleven asset-backed securities that were written down in accordance with EITF 99-20. No other-than-temporary impairments were realized during the three months ended March 31, 2006.
The estimated fair value, related gross unrealized loss, and the length of time that the securities have been impaired for held-to-maturity securities that are considered temporarily impaired at March 31, 2007 are as follows:

March 31, 2007
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
(In thousands)
Fixed Maturity Securities:
U.S. Treasury Securities	$—	—	—	—	—	—
Agencies not backed by the full faith and credit of the U.S. Government	—	—	1,005	(17)	1,005	(17)

Total	$—	—	1,005	(17)	1,005	(17)

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired at March 31, 2007 are as follows:

	March 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross		Gross	Estimated	Gross
	Fair	Unrealized	Estimated	Unrealized	Fair	Unrealized
	Value	Loss	Fair Value	Loss	Value	Loss
	(In thousands)
Fixed maturity securities:
U.S. Treasury securities	$—	—	3,312	(34)	3,312	(34)
Obligations of U.S. government corporations and agencies	6,733	(30)	6,671	(121)	13,404	(151)
Obligations of states and political subdivisions	51,089	(258)	42,557	(571)	93,646	(829)
Corporate securities	1,525	(16)	27,466	(577)	28,991	(593)
Mortgage-backed securities	39,059	(142)	32,365	(814)	71,424	(956)
Collateralized mortgage obligations	12,007	(362)	21,587	(325)	33,594	(687)
Asset-backed securities	14,712	(2,088)	11,615	(1,351)	26,327	(3,439)

Total	125,125	(2,896)	145,573	(3,793)	270,698	(6,689)

Equities:
Equity securities	7,164	(122)	4,461	(207)	11,625	(329)
Bond mutual funds	—	—	5,159	(133)	5,159	(133)

Total	7,164	(122)	9,620	(340)	16,784	(462)

Grand Total	$132,289	(3,018)	155,193	(4,133)	287,482	(7,151)

At March 31, 2007, the Company had 197 fixed income securities and 15 equity securities that have been in an unrealized loss position for one year or longer. Of the fixed income securities, 171 are investment grade, of which 158 of these securities are rated A1/A or better (including 116 securities which are rated AAA). The 26 remaining non-investment grade fixed income securities have an aggregate fair value equal to 91.0% of their book value as of March 31, 2007. Of the equity securities, four that have been in an unrealized loss position for one year or longer relate to investments in closed or open ended bond or preferred stock funds. Each of these investments continues to pay its regularly scheduled monthly dividend and there have been no material changes in credit quality for any of these funds over the past twelve months. Finally, the 11 remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved or stable financial performance during the past twelve months. In addition, these 11 equity securities have an aggregate fair market value equal to 95.5% of their book value as of March 31, 2007. All 197 of the fixed income securities are current on interest and principal and all 15 of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes that it is probable that all contract terms of each security will be satisfied. The unrealized loss position is due to the changes in interest rate environment and the Company has the positive intent and ability to hold these securities until they mature or recover in value.

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
Net loss and loss expenses incurred were $33.9 million for the quarter ended March 31, 2007, compared to $30.4 million for the quarter ended March 31, 2006. In the first quarter of 2007, the Company recorded $34.9 million of incurred losses and loss expenses attributable to the 2007 accident year, which was partially offset by favorable development of $991,000 attributable to events of prior years. In the first quarter of 2006, the Company recorded $29.7 million of incurred losses and loss expenses attributable to the 2006 accident year and $702,000 attributable to events of prior years.
The favorable development during the first quarter of 2007 from prior years consisted of approximately $1.2 million of favorable development on accident year 2005 contractor liability casualty business included in our property and casualty segment. The Company reduced carried reserves related to the 2005 casualty business based on the Company’s internal actuarial reserve recommendations. The 2005 casualty book has performed better than expected to date, and previously carried reserves exceeded the indications for each of the estimation methods applied in the Company’s internal actuarial analysis. At the beginning of 2005, the Company began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. The Company wrote a significant volume of claims made contractor business in both 2005 and 2006. Casualty reserves for accident years 2005 and 2006 were particularly difficult to initially estimate due to the magnitude and very limited experience for claims made contractor business. The Company continues to monitor loss emergence on this book and adjusts assumptions and expectations as needed. The favorable reserve development on our casualty line was partially offset by approximately $200,000 of unfavorable reserve development primarily from the 2006 accident year in our property line. This increase was due to actual reported incurred losses that exceeded our expectations.
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
In the ordinary course of business, Century and PIC assume and cede reinsurance with other insurers and reinsurers. These arrangements provide greater diversification of business and limit the maximum net loss potential on large risks. There have been no changes in the Company’s reinsurance program since December 31, 2006. The amounts of ceded loss and loss expense reserves and ceded unearned premiums would represent a liability of the Company in the event that its reinsurers would be unable to meet existing obligations under reinsurance agreements.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	For the Three Months
	Ended March 31,
	2007	2006
Premiums written:
Direct	$57,428	57,275
Assumed	1,027	754
Ceded	(8,395)	(7,597)

Net premiums written	$50,060	50,432

Premiums earned:
Direct	61,096	56,085
Assumed	1,281	812
Ceded	(7,989)	(7,895)

Net premiums earned	$54,388	49,002

Losses and loss expenses incurred:
Direct	$36,730	34,294
Assumed	123	104
Ceded	(2,976)	(3,959)

Net losses and loss expenses incurred	$33,877	30,439

The Company’s allowance for uncollectible reinsurance at March 31, 2007 was $4.1 million, which has not changed since December 31, 2006. At March 31, 2006, the Company’s allowance for uncollectible reinsurance was $1.5 million.
Management believes that the reserves for uncollectible reinsurance constitute a reasonable provision for expected costs and recoveries related to the collection of the recoverables on these claims, however, actual legal costs and settlements of these claims could vary significantly from the current estimates recorded.
(6)	Deferred Policy Acquisition Costs
The following reflects the amounts of policy acquisition costs deferred and amortized:

	For the Three Months
	Ended March 31,
	2007	2006
Balance at beginning of year	$26,915	20,649
Policy acquisition costs deferred	12,780	12,835
Amortization of deferred policy acquisition costs	(13,699)	(12,066)

Balance at end of quarter	$25,996	21,418

For the three months ended March 31, 2007, the Company expensed $272,000 of unamortized deferred policy acquisition costs related to the auto physical damage program. This expense was a result of the fact that the program’s loss and loss expense ratio exceeded our expectations causing the program to fall below the profitability levels required for continued deferral of the additional policy acquisition costs. There were no such expenses during the three months ended March 31, 2006.
(7)	Federal Income Taxes
The income tax provision for the three months ended March 31, 2007 has been computed based on our estimated annual effective tax rate of 29.5% which differs from the federal income tax rate of 35% principally because of tax-exempt investment income. The income tax provision for the quarter ended March 31, 2006 was 29.0% primarily due to the effect of tax-exempt investment income.

(8)	Commitments and Contingencies
We are party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Certain of the lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer, the liabilities for which we believe have been adequately included in our loss and loss adjustment expense reserves. Also, from time to time, we are party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties or that involve alleged errors and omissions on the part of our insurance subsidiaries. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable.
The outcome of litigation is subject to numerous uncertainties. Although the ultimate outcome of pending matters cannot be determined at this time, based on present information, we believe the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
(9)	Employee Benefits
During 2004, the Company adopted and the shareholders approved a stock option plan that provided for tax-favored incentive share options (qualified options), non-qualified share options to employees and board members that do not qualify as tax-favored incentive share options (non-qualified options), time-based restricted shares that vest solely on service provided, restricted shares that vest based on achieved performance metrics and non-restricted shares that are issued in conjunction with the Company’s annual bonus plan. The Company accounts for this plan in accordance with FAS 123R. Any compensation cost recorded in accordance with FAS 123R is recorded in the same captions as the salary expense of the employee (i.e. the compensation cost for the Chief Investment Officer is recorded in net investment income). The Company will issue authorized but unissued shares or treasury shares to satisfy restricted share awards or the exercise of share options.
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
The time-based restricted shares are granted to key executives and vest in equal installments upon the lapse of a period of time, typically over four-and five-year periods and include both monthly and annual vesting periods. Compensation expense for time-based restricted shares is measured on the grant date fair value and then recognized over the respective service period, which typically matches the vesting period.
The performance-based restricted shares are granted to key executives and vest annually over a four-year period based on achieved specified performance metrics. Compensation expense for performance-based restricted share awards is recognized based on the fair value of the awards on the date of grant.
The non-restricted shares are granted to key executives pursuant to the stock option plan in conjunction with the Company’s annual bonus plan and are fully vested on the date of grant. These shares are granted to the executive when the annual bonus plan calculation exceeds the employee’s target bonus. Under the annual bonus plan the portion of the bonus that is less than or equal to the executive’s target bonus is paid in cash and any amount greater than the target bonus is paid in non-restricted shares. Compensation expense for non-restricted shares is recognized based on the grant date fair value.
The Company may grant awards for up to 1.2 million shares under the plan. Through March 31, 2007, the Company had granted 299,000 non-qualified options, 292,500 qualified options, 156,000 time-based restricted shares, 127,353 performance based restricted shares, and 8,661 non-restricted shares under the share plan.

During the quarter ended March 31, 2007, the Company awarded certain employees 85,000 share options which vest monthly over a four-year period. The weighted average fair value of options granted during the quarter ended March 31, 2007 was $6.44. A summary of the status of the option plan at March 31, 2007 and changes during the quarter is presented in the following table:

	March 31, 2007
		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at beginning of period	505,900	$10.58
Changes during the period:
Granted	85,000	19.97
Exercised	(66,258)	10.51
Forfeited	—	—
Expired	—	—

Outstanding at end of period	524,642	$12.11

Exercisable at end of period	322,635	$10.53

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants issued in the first quarter of 2007:

Three Months
Ended March 31,
2007
Risk-free interest rate	4.46%
Expected dividends	0.71%
Expected volatility	25.07%
Weighted average expected term	6.25 Years
Information on the range of exercise prices for options outstanding at March 31, 2007, is as follows:

	Options Outstanding				Options Excercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Price Range	Options	Term	Price	Value	Options	Price	Value
$10.20	12,000	8.2	$10.20	$156,000	7,326	$10.20	$95,238
$10.50	309,600	7.1	$10.50	$3,931,920	278,402	$10.50	$3,535,705
$10.64	106,042	8.8	$10.64	$1,331,888	38,583	$10.64	$484,602
$13.04	12,000	9.2	$13.04	$121,920	3,324	$13.04	$33,772
$19.97	85,000	9.9	$19.97	$274,550	—	$19.97	—

				$5,816,278			$4,149,318

A summary of all employee time-based restricted share activity during the three months ended March 31, 2007 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Price
Outstanding at beginning of period	45,156	$10.19
Changes during the period:
Granted	—	—
Vested	(4,728)	10.33
Cancelled	—	—

Outstanding at end of period	40,428	$10.17

In March 2007, the Company granted 35,625 of performance based restricted shares to certain executives that vest annually over a four-year period subject to the achievement of certain performance metrics. The Company accounts for these awards as fixed awards that are recorded at fair value on the date of grant. A summary of all employee performance-based restricted share activity during the three months ended March 31, 2007 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Price
Outstanding at beginning of period	64,728	$12.76
Changes during the period:
Granted	35,625	19.97
Vested	(9,341)	10.50
Cancelled	—	—

Outstanding at end of period	91,012	$15.82

As of March 31, 2007, total compensation cost related to nonvested share options or restricted shares was $2.4 million, which is expected be recorded over 1.9 years. Total compensation cost for share based awards was $414,000 and $302,000 for the three months ended March 31, 2007 and 2006, respectively. The tax benefit included in the accompany statements of operations related to the compensation cost was $305,000 and $32,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had $69,000 of compensation cost for share based awards capitalized with deferred policy acquisition costs.
(10) Segment Reporting Disclosures
The Company operates in the Property and Casualty Lines (including general liability, multi-peril, commercial property, garage liability and auto physical damage).
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
Segment profit or loss for each of the Company’s segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premium net of loss and loss expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with GAAP as a measure of profitability. Segment profit for the Investing operating segment is measured by net investment income and net realized gains or losses. The Company does not allocate assets, including goodwill, to the

Property and Casualty and Other operating segments for management reporting purposes. The total investment portfolio and cash are allocated to the Investing operating segment.
Following is a summary of segment disclosures:

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Segment revenue:
Property and Casualty	$53,368	48,343
Investing	5,232	4,447
Other (including exited lines)	1,020	659

Segment revenue	$59,620	53,449

Segment profit (loss):
Property and Casualty	$2,904	2,288
Investing	5,232	4,447
Other (including exited lines)	190	377

Segment profit	$8,326	7,112

Segment assets:
Investing	$439,419	376,082
Assets not allocated	151,959	117,257

Total consolidated assets	$591,378	493,339

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Total revenues:
Segment revenues	$59,620	53,449
Other	123	134

Total consolidated revenues	$59,743	53,583

Income before income taxes:
Segment profit	$8,326	7,112
Unallocated amounts:
Other income	123	134
Corporate expenses	(133)	(225)
Interest expense	(686)	(543)

Income before income taxes	$7,630	6,478

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2007
Property and Casualty	$18,970	34,398	—	53,368
Other (including exited lines)	—	—	1,020	1,020

Earned premiums	$18,970	34,398	1,020	54,388

Three Months Ended March 31, 2006
Property and Casualty	$14,433	33,910	—	48,343
Other (including exited lines)	—	—	659	659

Earned premiums	$14,433	33,910	659	49,002

The Company does not manage property and casualty products at this level of detail.
(11) Dividends to Common Shareholders
On March 8, 2007, the Board of Directors declared a dividend of $0.04 per common share that was paid on April 18, 2007 to shareholders of record as of March 27, 2007. The dividends were accrued on the March 31, 2007 interim unaudited consolidated condensed balance sheet in the caption accrued expenses and other liabilities.
On March 12, 2006, the Board of Directors declared a dividend of $0.03 per common share that was paid on April 17, 2006 to shareholders of record as of March 27, 2006. The dividends were accrued on the March 31, 2006 interim unaudited consolidated condensed balance sheet in the caption accrued expenses and other liabilities.
(12) Line of Credit
The Company has a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. During the first quarter of 2007, the Company made draws totaling $650,000 on the line of credit for general corporate purposes. At March 31, 2007, there was $4.7 million outstanding under the line of credit. Interest expense for the three months ended March 31, 2007 was approximately $93,000. The Company did not have any amounts outstanding or any interest expense on the line of credit as of and for the three months ended March 31, 2006.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated condensed financial statements and the notes to those statements included in this Form 10-Q. Some of the statements in this report, including those set forth in the discussion and analysis below, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Factors that could cause actual results to differ materially from our forward-looking statements are described under the heading “Risks Related to Our Business and Industry” in our Annual Report on Form 10-K for the year ended December 31, 2006, and elsewhere in this report, and include, but are not limited to, the following factors:
•	our actual incurred losses may be greater than our loss and loss expense reserves, which could cause our future earnings, liquidity and financial rating to decline;

•	a decline in our financial rating assigned by A.M. Best & Company may result in a reduction of new or renewal business;

•	we are subject to extensive regulation and judicial decisions affecting insurance and tort law, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations;

•	our general agents may exceed their authority and bind us to policies outside our underwriting guidelines, and until we effect a cancellation of a policy, we may incur loss and loss expenses related to that policy;

•	we may not be successful in developing our new specialty lines that could cause us to experience losses;

•	if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered;

•	our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in government monetary policies, general economic conditions and overall capital market conditions, all of which impact interest rates;

•	we distribute our products through a select group of general agents, five of whom account for a significant part of our business, and such relationships could be discontinued or cease to be profitable;

•	our reinsurers may not pay claims made by us on losses in a timely fashion or may not pay some or all of these claims, in each case causing our costs to increase and our revenues to decline;

•	if we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment;

•	our business is cyclical in nature, which will affect our financial performance and may affect the price of our common shares;

•	if we are unable to compete effectively with the large number of companies in the insurance industry for underwriting revenues, we may incur increased costs and our underwriting revenues and net income may decline;

•	severe weather conditions and other catastrophes may result in an increase in the number and amount of claims experienced by our insureds;

•	as a holding company, we are dependent on the results of operations of our insurance subsidiaries and the regulatory and contractual capacity of our subsidiaries to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiaries may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends: and

•	managing technology initiatives and meeting new data security requirements present significant challenges to us.
You are cautioned not to place undue reliance on forward-looking statements, which speak only as of their respective dates.
Overview
     ProCentury is a holding company that underwrites selected property and casualty and surety insurance through its subsidiaries collectively known as Century Insurance Group®. As a “niche” company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks and risks that insurance companies licensed by the state in which the insurance policy is sold, which are also referred to as “admitted insurers,” specifically refuse to write. As an underwriter within the excess and surplus lines market, we are selective in the lines of business and types of risks we choose to write. Typically, the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients.
     We evaluate our insurance operations by monitoring key measures of growth and profitability. The following provides further explanation of the key financial measures that we use to evaluate our results:
     Written and Unearned Premium. Written premium is recorded based on the insurance policies that have been reported to us and, beginning in the fourth quarter of 2006, the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. For additional information regarding our written and unearned premium refer to Note 5 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
     Loss and Loss Expense Ratio. Loss and loss expense ratio is the ratio (expressed as a percentage) of losses and loss expenses incurred to premiums earned. Our net loss and loss expense ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our interim unaudited consolidated condensed financial statements.
     Expense Ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. Interest expense is not included in the calculation of the expense ratio.
     Combined Ratio. Combined ratio is the sum of the loss and loss expense ratio and the expense ratio and measures a company’s overall underwriting profit. If the combined ratio is at or above 100, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). We use the combined ratio in evaluating our overall underwriting profitability and as a measure for comparing our profitability relative to the profitability of our competitors.
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
     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of other-than-temporary declines in the fair value of investments, determination of loss and loss expense reserves, the net realizable value of reinsurance recoverables, the recoverability of deferred policy acquisition costs, and the determination of federal income taxes. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.
     Loss and Loss Expense Reserves. Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses based on facts and circumstances then known. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, and consideration of new judicial decisions in tort and insurance law, emerging theories or liabilities and other factors beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. Additional information regarding our loss and loss expense reserves can be found in “Results of Operations — Expenses — Losses and Loss Expenses,” and Note 4 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
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
     Impairment of Investments. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. Under our accounting policy for equity securities and fixed-maturity securities that can be contractually prepaid or otherwise settled in a way that may limit our ability to fully recover cost, an impairment is deemed to be other-than-temporary unless we have both the ability and intent to hold the investment until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time.
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
     Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), FASB Emerging Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” requires us to periodically update our best estimate of cash flows over the life of the security. If management determines that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized.
     For additional detail regarding our investment portfolio at March 31, 2007 and December 31, 2006, including disclosures regarding other-than-temporary declines in investment value, see “Investment Portfolio” below and Note 3 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
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
     Federal Income Taxes. We provide for federal income taxes based on amounts we believe we will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, we may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.
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
Results of Operations
     The table below summarizes our operating results and key measures we use in monitoring and evaluating operations. The information is intended to summarize and supplement information contained in the interim unaudited consolidated condensed financial statements and to assist the reader in gaining a better understanding of results of operations.

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Selected Financial Data:
Gross written premiums	$58,455	58,029
Premiums earned	54,388	49,002
Net investment income	5,433	4,426
Net realized investment gains (losses)	(201)	21
Total revenues	59,743	53,583
Total expenses	52,113	47,105
Net income	5,379	4,600
Key Financial Ratios:
Loss and loss expense ratio	62.3%	62.1%
Expense ratio	32.3%	32.9%

Combined ratio	94.6%	95.0%

Overview of Operating Results
     Net income was $5.4 million for the three months ended March 31, 2007 compared to net income of $4.6 million for the three months ended March 31, 2006.
     The increase in net income for the three months ended March 31, 2007 was primarily attributable to an increase in earned premium and net investment income, coupled with a lower combined ratio. The increase in net earned premium resulted from our growth in gross written premiums in 2006 and was supported by slightly higher gross written premiums for the first quarter of 2007 when compared to the first quarter of 2006. During the first quarter of 2007, we experienced increased competition across our product lines with indications of other carriers continuing to lower their rates and expand their risk profile. Despite this increase in competition, we maintained our underwriting discipline and our core book of business remained stable without a significant decline in rates. This increase in earned premium was supplemented by a 22.8% increase in net investment income for the three months ended March 31, 2007 compared to the same period in 2006. This is due to continued positive cash flows from operations and higher investment yields, which on a tax equivalent basis increased to 5.8% for the three months ended March 31, 2007 as compared to 5.7% for the same period in 2006.
     Total expenses increased to $52.1 million for the three months ended March 31, 2007 from $47.1 million for the same period in 2006. The increase can primarily be attributed to the growth in our underwriting business. The combined ratio for the three months ended March 31, 2007 was 94.6% with a loss and loss expense ratio of 62.3% and an expense ratio of 32.3%. This compares to a 95.0% combined ratio for the three months ended March 31, 2006 with a 62.1% loss and loss expense ratio and a 32.9% expense ratio. For the three months ended March 31, 2007, total loss and loss expenses related to the 2007 accident year was $34.9 million, which was partially offset by $991,000 of favorable reserve development on prior accident years. This compares to $29.7 million of current accident year loss and loss expenses and $702,000 million of unfavorable reserve development on prior accident years for the three months ended March 31, 2006. The increase in loss and loss expenses related to the current accident year is primarily due to the growth in business as well as increases in losses primarily from the auto physical damage program, weather related property losses and higher property claims severity. In response to the lower than expected performance of the auto physical damage program, beginning in the third quarter of 2006, we tightened the underwriting selection guidelines and increased premium rates in order to achieve an acceptable loss and loss expense ratio. We also decreased the commissions paid to the agent that produced the auto physical damage business from 21% to 17% of premiums. These changes were designed to increase the profitability of this program to meet our expectations. While the pricing and underwriting standards surrounding this program were improved late in 2006, we continue to experience higher than expected amount of losses as the business written prior to the rate and underwriting improvements runs-off.
     The expense ratio for the three months ended March 31, 2007 and 2006 was 32.3% and 32.9%, respectively. The decrease in the expense ratio for the quarter ended March 31, 2007 is directly attributable to legal defense recoveries received from our corporate insurance policy. These recoveries were partially offset by a higher than expected commission payouts related to our 2006 agent contingent commission plan. The recoveries, offset by the additional commission expense, decreased our expense ratio by one percentage point.
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
     Written premium is recorded based on the insurance policies that have been reported to us and, beginning in the fourth quarter of 2006, the policies that have been written by agents but not yet reported to us. We estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates will be regularly reviewed and updated and any resulting adjustments will be included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.
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

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Gross written premiums
Property/casualty	$57,703	57,090
Other (including exited lines)	752	939

Total gross written premiums	58,455	58,029
Ceded written premiums	8,395	7,597

Net written premiums	$50,060	50,432

Net premiums earned	$54,388	49,002

Net written premiums to gross written premiums	85.6%	86.9%
Net premiums earned to net written premiums	108.6%	97.2%
Net writings ratio (1)	1.4	1.6

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.
     Gross Written Premiums
     Gross written premiums increased slightly to $58.5 million for the three months ended March 31, 2007 from $58.0 million for the same period in 2006. During the first quarter of 2007, we experienced an increase in competition with indication that other carriers are striving to increase their market share by reducing prices and providing broader coverage forms. These softening market conditions were the most prevalent in our casualty market where we saw a decrease in premiums from our casualty book resulting from other carriers offering broader coverages at a lower price on certain classes of business. In addition, due to the unfavorable underwriting results from our auto physical damage book written in 2006, we significantly decreased the amount of business written in the program for the first three months of 2007 compared to the first three months of 2006.

     Despite the increase in competition and the lower amount of business written in the auto physical damage program, our overall business is stable with growth from our garage and ocean marine business. In addition, while we have experienced minimal rate deterioration in our property rates, our casualty rates remained stable.
     Net Written Premiums and Premiums Earned
     Net written premiums decreased by approximately $372,000 for the three months ended March 31, 2007, compared to the same period in 2006. This decrease is due to relatively flat gross written premiums and an increase in ceded premium. The additional ceded premium in the first quarter of 2007 compared to the same period in 2006 is due to an increase in the percent of property business to the total business, which has a higher ceding rate than our casualty line.
     Net written premiums represented 85.6% and 86.9% of gross written premiums for the three months ended March 31, 2007 and 2006, respectively. The lower relationship of net written premiums to gross written premiums for the first quarter of 2007 reflects an increase in ceded premiums in the current year, as noted above.
     The ratio of premiums earned to net written premiums increased by 11.4 percentage points for the three months ended March 31, 2007, compared to the same period in 2006. Premiums earned represent 108.6% of net written premiums for the three months ended March 31, 2007 compared to 97.2% in the first quarter in 2006. The relationship of premiums earned to net written premiums during the quarter ended March 31, 2007 was higher compared to the same periods in 2006, reflecting a decrease in the growth rate of premiums in the first quarter of 2007 compared to the same period in 2006.
     Net Investment Income
     Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is comprised of interest and dividends earned on these securities, net of related investment expenses.
     Net investment income was $5.4 million for the three months ended March 31, 2007, compared to $4.4 million for the same period in 2006. The increase was partially due to an increase in assets available for investment, including cash, and higher investment yields. Invested assets, including cash, increased by $66.9 million to $449.2 million as of March 31, 2007 from $382.3 million as of March 31, 2006. The pre-tax investment yield for the quarter ended March 31, 2007 was 5.2%, compared to 4.9% for the same period in 2006. Our taxable equivalent yield for the first quarter of 2007 was 5.8% compared to 5.7% for the same quarter in 2006.
     Net Realized Investment Losses
     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.
     We realized net investment losses of $201,000 on the sale of securities for the quarter ended March 31, 2007 compared to $21,000 of net investment gains for the quarter ended March 31, 2006. Other-than-temporary losses of $616,000 were included in the net realized investment losses for the three months ended March 31, 2007. No other-than-temporary impairments were realized in the first quarter of 2006.
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
     We establish or adjust (for prior accident quarters) our best estimate of the ultimate incurred losses and loss expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity through quarterly internal actuarial analysis. Our estimate of ultimate loss and loss expenses is evaluated and re-evaluated by accident year and by major coverage grouping each quarter and changes in estimates are reflected in the period the additional information becomes known. As of December 31 of each year, we have an independent actuarial analysis performed on the adequacy of our reserves.
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
     Net loss and loss expenses incurred were $33.9 million for the quarter ended March 31, 2007, compared to $30.4 million for the quarter ended March 31, 2006. In the first quarter of 2007, we recorded $34.9 million of incurred losses and loss expenses attributable to the 2007 accident year and $991,000 of favorable prior year development. In the first quarter of 2006, we recorded $29.7 million of incurred losses and loss expenses attributable to the 2006 accident year and $702,000 of adverse prior year development.
     The increase in net loss and loss expense reserves during the first three months of 2007 is primarily attributable to our continued growth and higher current accident year loss and loss and loss expense ratios primarily related to our property business. The higher loss and loss expense ratios related to our property business is a direct result of an increase in weather related claims together with increased claim severity. These higher losses together with an increase in losses related to the auto physical damage program, adversely affected the property line results but were partially offset by $991,000 of favorable prior year development. The favorable development during the first quarter of 2007 from prior years consisted of approximately $1.2 million of favorable development on accident year 2005 contractor liability casualty business, included in our property and casualty segment. We reduced held reserves related to the 2005 casualty business in accordance with internal actuarial reserve recommendations. The 2005 casualty book has performed better than expected to date, and previously held reserves exceeded the indications for each of the estimation methods applied in our internal actuarial analysis. At the beginning of 2005, we began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. We wrote a significant volume of claims made contractor business in both 2005 and 2006. Casualty reserves for accident years 2005 and 2006 were particularly difficult to initially estimate due to the magnitude and very limited experience for claims made contractor business. We continue to monitor loss emergence on this book and adjust assumptions and expectations as needed. The favorable reserve development on our casualty line was partially offset by approximately $200,000 of unfavorable reserve development primarily from the 2006 accident year in our property line. This increase was due to actual reported incurred losses that exceeded our expectations.
     The increases for the first quarter of 2006 related to prior years were due to incurred amounts above our expectations in our casualty business included in our property and casualty segment. The increases were primarily due to reported incurred amounts above our expectations for the 2003 accident year, and increase in our legal reserves related to expected arbitration with our reinsurers over a disputed claim and an increase in reserves for accident years 1996 and 1997 as a result of higher than anticipated legal and settlement costs. The increase in casualty reserves was offset by favorable development in our 2004 and 2005 property line of the property and casualty segment.
     Our reserve for losses and loss expenses at March 31, 2007 was $260.2 million (before the effects of reinsurance) and $222.7 million (after the effects of reinsurance), as estimated through our actuarial analysis. During the first quarter of 2007, we concluded through our actuarial analysis that the December 31, 2006 reserve for losses and loss expenses of $214.6 million (after the effects of reinsurance) was redundant by $991,000, primarily due to favorable development in our casualty reserves. Our reserve for losses and loss expenses (net of the effects of reinsurance) at March 31, 2007 and December 31, 2006 by line is summarized as follows:

	March 31	December 31
	2007	2006
	(In thousands)
Property/casualty:
Casualty	$193,694	188,370
Property	25,049	22,302
Other (including exited lines):
Commercial auto	133	147
Workers’ compensation	3,208	3,220
Surety	603	529

Net reserves for losses and loss expenses	222,687	214,568
Plus reinsurance recoverables on unpaid losses at end of period	37,494	36,104

Gross reserves for losses and loss expenses	$260,181	250,672

     Operating Expenses
     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$13,699	12,066
Other operating expenses	3,851	4,057

ADAC and other operating expenses	17,550	16,123
Interest expense	686	543

Total operating expenses	$18,236	16,666

Expense ratio:
ADAC	25.2%	24.6%
Other operating expenses	7.1%	8.3%

Total expense ratio (1)	32.3%	32.9%

(1)	Interest expense is not included in the calculation of the expense ratio.
     Operating expenses increased by 9.4% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The overall expense ratio for the three months ended March 31, 2007 and 2006 was 32.3% and 32.9%, respectively. The increase in expenses for the three months ended March 31, 2007 compared to the same period in 2006, is primarily due to an increase in ADAC as a result of an increase in the volume of insurance written. In addition, for the three months ended March 31, 2007, we experienced an increase in our ADAC portion of the expense ratio as a result of a higher amount of binding business which has higher acquisition costs relative to brokerage business , and a lower amount of acquisition expenses that were able to be deferred related to the auto physical damage program. During the third quarter of 2006, the loss and loss expense ratio related to this program exceeded our expectations causing the program to fall below the profitability levels required for continued deferral of the additional policy acquisition costs. This resulted in $272,000 of additional expense for the three months ended March 31, 2007. There were no such expenses during the three months ended March 31, 2006.

     The increase in ADAC was offset by a slight decrease in other operating expenses. This decrease is directly related to recoveries received from our corporate insurance policy. These recoveries were partially offset by higher than expected costs related to our 2006 contingent commission program. These recoveries, offset by the additional commission expense decreased our expense ratio by one percentage point.
     Interest expense continues to increase as a result of increases in interest rates on our variable rate Trust Preferred securities due to increases in the interest rate environment throughout 2006.
Income Taxes
     The income tax provision for the three months ended March 31, 2007 and March 31, 2006 has been computed based on our estimated annual effective tax rate of 29.5% and 29.0%, respectively, which differ from the federal income tax rate of 35% principally because of tax-exempt investment income.
Liquidity and Capital Resources
     ProCentury is a holding company, the principal asset of which is the common shares of Century Surety Company or Century. Although we have the capacity to generate cash through loans from banks and issuances of debt and equity securities, our primary source of funds to meet our short-term liquidity needs, including the payment of dividends to our shareholders and corporate expenses, is dividends from Century. Century’s principal sources of funds are underwriting operations, investment income, proceeds from sales and maturities of investments and dividends from ProCentury Insurance Company or PIC. Century’s primary use of funds is to pay claims and operating expenses, to purchase investments and to make dividend payments to us. ProCentury’s future liquidity is dependent on the ability of Century to pay dividends.
     Our insurance subsidiaries are restricted by statute as to the amount of dividends they may pay without the prior approval from regulatory authorities. Century and PIC may pay dividends without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the trailing twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the amount of ordinary dividend available to be paid from Century to ProCentury during 2007 is $18.4 million. The ordinary dividend available to be paid from PIC to Century during 2007 is $1.6 million.
     Century paid ordinary dividends of $1.3 million for both of the three months ended March 31, 2007 and 2006. PIC did not pay dividends to Century in the first quarter of 2007 or 2006. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.
     Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2006, Century’s and PIC’s statutory surplus was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2006 was $137.5 million and the authorized control level was $36.3 million. Century’s statutory surplus at March 31, 2007 was $144.2 million.
     Consolidated net cash provided by operating activities was $11.6 million for the first three months of 2007, compared to $18.8 million for the same period in 2006. The majority of the decrease is due to the lower growth in gross written premiums and higher loss and loss expense payments in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Consolidated net cash used by investing activities was $10.9 million for the first three months of 2007, compared to $17.9 million for the same period in 2006. The decrease resulted from a lower amount of operational cash available for investing and an increase in sales of securities.
     Consolidated net cash provided by financing activities was $1.1 million for the first three months of 2007, compared to net cash used in financing activities of approximately $364,000 for the same period in 2006. This increase is primarily the result of $697,000 of proceeds from the exercise of share options and a $650,000 draw on the line of credit during the quarter ended March 31, 2007. We did not draw on the line of credit during the first quarter of 2006.
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
     The Company has a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. In the first quarter of 2007, the Company made draws totaling $650,000 on the line of credit for general corporate purposes. At March 31, 2007, there is $4.7 million outstanding under the line of credit.
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
     Our cash and investment portfolio increased to $449.2 million at March 31, 2007 from $436.1 million at December 31, 2006 and is summarized by type of investment in Note 3 to the interim unaudited consolidated condensed financial statements included in this Form 10-Q filing. Our taxable equivalent yield was 5.8% at March 31, 2007 and December 31, 2006. The fair value of our fixed maturities at March 31, 2007 increased to $360.5 million from $359.5 million at December 31, 2006. The fair value of our equity securities increased to $44.0 million at March 31, 2007 from $42.9 million at December 31, 2006. As of March 31, 2007, the duration of the fixed income portfolio was 3.9 years, slightly shorter than the duration of 4.1 years at December 31, 2006. The average credit quality of the portfolio remained investment grade.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007 and it did not have a material impact on our consolidated financial condition or results of operations.
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. We adopted SOP 05-1 effective January 1, 2007 and it did not have a material effect on our consolidated financial condition or results of operations.
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We adopted SFAS No. 155 and it did not have a material effect on our consolidated financial condition or results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. Companies must report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the impact of adopting SFAS 159.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
     The Company is exposed to market risk, which is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, equity price risk and interest rate risk.

     As of March 31, 2007, there had not been a material change in any of the market risk information disclosed by the Company under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Based on management’s evaluation of the Company’s Disclosure Controls as of March 31, 2007, management concluded that they provide reasonable assurance that information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Certain of the lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer, the liabilities for which we believe have been adequately included in our loss and loss adjustment expense reserves. Also, from time to time, we are party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our insurance subsidiaries. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable.
     The outcome of litigation is subject to numerous uncertainties. Although the ultimate outcome of pending matters cannot be determined at this time, based on present information, we believe the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     The risks related to our business and industry have not materially changed from those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
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

PROCENTURY CORPORATION
Date May 8, 2007	By:	/s/ Erin E. West
Erin E. West
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.