Form 10-Q
period 2007-06-30
PROCENTURY CORP
filed 2007-08-03
CIK 1273397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
☐ Yes ☑ No
     As of August 3, 2007, the registrant had 13,358,867 outstanding Common Shares, without par value.

PROCENTURY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Premiums earned	$56,697	52,565	111,085	101,567
Net investment income	5,493	4,689	10,926	9,115
Net realized investment losses	(37)	(62)	(238)	(41)
Other income	97	118	220	252

Total revenues	62,250	57,310	121,993	110,893

Losses and loss expenses	33,124	32,575	67,001	63,014
Amortization of deferred policy acquisition costs	14,689	12,896	28,388	24,962
Other operating expenses	4,353	4,193	8,204	8,250
Interest expense	668	567	1,354	1,110

Total expenses	52,834	50,231	104,947	97,336

Income before income tax expense	9,416	7,079	17,046	13,557
Income tax expense	2,948	2,054	5,199	3,932

Net income	$6,468	5,025	11,847	9,625

Basic net income per share	$0.49	0.38	0.90	0.73

Diluted net income per share	$0.48	0.38	0.88	0.73

Weighted average of shares outstanding — basic	13,232,156	13,114,535	13,229,792	13,107,620

Weighted average of shares outstanding — diluted	13,419,481	13,247,528	13,420,544	13,224,050

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Investments
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2007, $392,944; 2006, $362,066)	$380,703	358,422
Held-to-maturity, at amortized cost (fair value 2007, $1,095; 2006, $1,101)	1,107	1,114
Equities (available-for-sale):
Equity securities, at fair value (cost 2007, $31,455; 2006, $28,112)	30,479	28,188
Bond mutual funds, at fair value (cost 2007, $14,737; 2006, $14,876)	14,507	14,755
Short-term investments, at amortized cost	18,944	25,623

Total investments	445,740	428,102
Cash and equivalents	10,709	7,960
Premiums in course of collection, net	39,937	37,428
Deferred policy acquisition costs	26,782	26,915
Prepaid reinsurance premiums	15,038	14,051
Reinsurance recoverable on paid losses, net	6,662	7,524
Reinsurance recoverable on unpaid losses, net	36,491	36,104
Deferred federal income tax asset	15,490	11,561
Other assets	11,109	9,403

Total assets	$607,958	579,048

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$266,132	250,672
Unearned premiums	126,166	127,620
Long term debt	25,000	25,000
Line of credit	4,650	4,000
Accrued expenses and other liabilities	21,227	9,778
Reinsurance balances payable	5,715	7,706
Collateral held	10,366	10,370
Income taxes payable	162	1,514

Total liabilities	459,418	436,660

Shareholders’ equity:
Common stock, without par value:
Common shares — Issued and outstanding 13,358,867 shares at June 30, 2007 and 13,248,323 shares issued and outstanding at December 31, 2006	—	—
Additional paid-in capital	102,674	100,954
Retained earnings	54,608	43,830
Accumulated other comprehensive loss, net of taxes	(8,742)	(2,396)

Total shareholders’ equity	148,540	142,388

Total liabilities and shareholders’ equity	$607,958	579,048

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2007	2006
Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	100,954	100,202
Impact of adoption of SFAS 123R	—	(695)
Shares issued under share compensation plans	704	613
Tax benefit on share compensation plans	319	45
Exercise of share options	697	6

End of period	102,674	100,171

Retained earnings:
Beginning of period	43,830	24,846
Net income	11,847	9,625
Dividend declared (2007, $0.08/share and 2006, $0.065/share)	(1,069)	(860)

End of period	54,608	33,611

Unearned share compensation:
Beginning of period	—	(695)
Impact of adoption of SFAS 123R	—	695

End of period	—	—

Accumulated other comprehensive loss, net of taxes:
Beginning of period	(2,396)	(3,150)
Unrealized holding losses arising during the period, net of reclassification adjustment	(6,346)	(4,128)

End of period	(8,742)	(7,278)

Total shareholders’ equity	$148,540	126,504

Comprehensive Income
Net income	$11,847	9,625
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period:
Gross	(9,995)	(6,392)
Related federal income tax benefit	3,494	2,237

Net unrealized losses	(6,501)	(4,155)

Reclassification adjustment for losses included in net income
Gross	(238)	(41)
Related federal income tax benefit	83	14

Net reclassification adjustment	(155)	(27)

Other comprehensive loss	(6,346)	(4,128)

Total comprehensive income	$5,501	5,497

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$11,847	9,625
Adjustments:
Net realized investment losses	238	41
Deferred federal income tax benefit	(518)	(916)
Share-based compensation expense	704	613
Changes in assets and liabilities:
Premiums in course of collection, net	(2,509)	(510)
Deferred policy acquisition costs	133	(2,257)
Prepaid reinsurance premiums	(987)	707
Reinsurance recoverable on paid and unpaid losses, net	475	(5,825)
Income taxes payable/receivable	(1,352)	(506)
Losses and loss expense reserves	15,460	23,304
Collateral held	(4)	(561)
Unearned premiums	(1,454)	6,646
Other, net	(3,043)	(550)

Net cash provided by operating activities	18,990	29,811

Cash flows used in investing activities:
Purchases of equity securities	(10,600)	(6,664)
Purchases of fixed maturity securities available-for-sale	(86,783)	(47,435)
Proceeds from sales of equity securities	7,628	8,697
Proceeds from sales and maturities of fixed maturities available-for-sale	54,908	17,981
Change in short-term investments	6,679	608
Change in securities receivable/payable	11,330	620

Net cash used in investing activities	(16,838)	(26,193)

Cash flows provided by (used in) financing activities:
Dividend paid to shareholders	(1,069)	(860)
Tax benefit on share compensation plans	319	—
Draw on line of credit	650	500
Exercise of share options	697	6

Net cash provided by (used in) financing activities	597	(354)

Increase in cash and equivalents	2,749	3,264
Cash and equivalents at beginning of period	7,960	5,628

Cash and equivalents at end of period	$10,709	8,892

Supplemental disclosure of cash flow information:
Interest paid	$1,624	1,123

Federal income taxes paid	$6,750	5,300

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 30, 2007
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

Based on the above and pursuant to disclosure requirements contained in SFAS No. 128, Earnings Per Share, the following information represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the Company’s interim unaudited consolidated condensed financial statements:

	Three Months Ended June 30, 2007
	(In thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$6,468	13,232,156	$0.49
Effect of Dilutive Securities
Restricted common shares and share options	—	187,325	(0.01)

Diluted EPS
Net income	$6,468	13,419,481	$0.48

	Three Months Ended June 30, 2006
	(In thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$5,025	13,114,535	$0.38
Effect of Dilutive Securities
Restricted common shares and share options	—	132,993	—

Diluted EPS
Net income	$5,025	13,247,528	$0.38

	Six Months Ended June 30, 2007
	(In thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$11,847	13,229,792	$0.90
Effect of Dilutive Securities
Restricted common shares and share options	—	190,752	(0.02)

Diluted EPS
Net income	$11,847	13,420,544	$0.88

	Six Months Ended June 30, 2006
	(In thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$9,625	13,107,620	$0.73
Effect of Dilutive Securities
Restricted common shares and share options	—	116,430	—

Diluted EPS
Net income	$9,625	13,224,050	$0.73

(3)	Investments

The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities classified as held-to-maturity were as follows:

	June 30, 2007
	(In thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$88	7	—	95
Agencies not backed by the full faith and credit of the U.S. Government	1,019	—	(19)	1,000

Total	$1,107	7	(19)	1,095

	December 31, 2006
	(In thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$88	10	—	98
Agencies not backed by the full faith and credit of the U.S. Government	1,026	—	(23)	1,003

Total	$1,114	10	(23)	1,101

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed-maturity and equity securities classified as available-for-sale were as follows:

	June 30, 2007
	(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Fixed maturities:
U.S. Treasury securities	$2,128	—	(47)	2,081
Agencies not backed by the full faith and credit of the U.S. Government	14,555	—	(380)	14,175
Obligations of states and political subdivisions	133,897	28	(2,780)	131,145
Corporate securities	35,856	38	(726)	35,168
Mortgage-backed securities	106,437	63	(2,936)	103,564
Collateralized mortgage obligations	59,098	38	(1,225)	57,911
Asset-backed securities	40,973	72	(4,386)	36,659

Total fixed maturities	392,944	239	(12,480)	380,703

Equities:
Equity securities	31,455	99	(1,075)	30,479
Bond mutual funds	14,737	12	(242)	14,507

Total equities	46,192	111	(1,317)	44,986

Total	$439,136	350	(13,797)	425,689

	December 31, 2006
	(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Fixed maturities:
U.S. Treasury securities	$3,636	—	(49)	3,587
Agencies not backed by the full faith and credit of the U.S. Government	13,793	—	(258)	13,535
Obligations of states and political subdivisions	150,981	445	(795)	150,631
Corporate securities	35,058	125	(730)	34,453
Mortgage-backed securities	59,599	34	(1,108)	58,525
Collateralized mortgage obligations	49,486	152	(622)	49,016
Asset-backed securities	49,513	316	(1,154)	48,675

Total fixed maturities	362,066	1,072	(4,716)	358,422

Equities:
Equity securities	28,112	346	(270)	28,188
Bond mutual funds	14,876	62	(183)	14,755

Total equities	42,988	408	(453)	42,943

Total	$405,054	1,480	(5,169)	401,365

Other-than-temporary impairment losses result in permanent reductions to the cost basis of the underlying investments and are recorded as realized losses in the interim unaudited consolidated condensed statements of operations. Other-than-temporary losses of $266,000 and $882,000 were realized during the three and six months ended June 30, 2007. These losses related to seven and eighteen asset-backed securities that were written down in accordance with EITF 99-20 in the three and six months ended June 30, 2007, respectively. No other-than-temporary impairments were realized during the three or six months ended June 30, 2006.
The estimated fair value, related gross unrealized loss, and the length of time that the securities have been impaired for held-to-maturity securities that are considered temporarily impaired at June 30, 2007 are as follows:

June 30, 2007
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
(In thousands)
Fixed Maturity Securities:
U.S. Treasury Securities	$—	—	—	—	—	—
Agencies not backed by the full faith and credit of the U.S. Government	—	—	1,000	(19)	1,000	(19)

Total	$—	—	1,000	(19)	1,000	(19)

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired at June 30, 2007 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fixed maturity securities:
U.S. Treasury securities	$483	(9)	1,598	(38)	2,081	(47)
Obligations of U.S. government corporations and agencies	7,579	(185)	6,596	(195)	14,175	(380)
Obligations of states and political subdivisions	88,098	(1,828)	39,640	(952)	127,738	(2,780)
Corporate securities	4,406	(54)	26,428	(672)	30,834	(726)
Mortgage-backed securities	58,280	(1,562)	30,484	(1,374)	88,764	(2,936)
Collateralized mortgage obligations	30,952	(713)	20,576	(512)	51,528	(1,225)
Asset-backed securities	17,186	(2,500)	11,111	(1,886)	28,297	(4,386)

Total	206,984	(6,851)	136,433	(5,629)	343,417	(12,480)

Equities:
Equity securities	21,392	(761)	4,271	(314)	25,663	(1,075)
Bond mutual funds	486	(15)	5,131	(227)	5,617	(242)

Total	21,878	(776)	9,402	(541)	31,280	(1,317)

Grand Total	$228,862	(7,627)	145,835	(6,170)	374,697	(13,797)

At June 30, 2007, the Company had 187 fixed income securities and 15 equity securities that have been in an unrealized loss position for one year or longer. Of the fixed income securities, 166 are investment grade, of which 155 of these securities are rated A1/A or better (including 112 securities which are rated AAA). The 21 remaining non-investment grade fixed income securities have an aggregate fair value equal to 84.6% of their book value as of June 30, 2007. Of the equity securities, four that have been in an unrealized loss position for one year or longer relate to investments in closed or open ended bond or preferred stock funds. Each of these investments continues to pay its regularly scheduled monthly dividend and there have been no material changes in credit quality for any of these funds over the past twelve months. Finally, the 11 remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved or stable financial performance during the past twelve months. In addition, these 11 equity securities have an aggregate fair market value equal to 94.2% of their book value as of June 30, 2007. All 187 of the fixed income securities are current on interest and principal and all 15 of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes that it is probable that all contract terms of each security will be satisfied. The unrealized loss position for all investments, including equity securities, is due to the changes in interest rate environment and current capital market conditions and the Company has the positive intent and ability to hold these securities until they mature or recover in value.

(4)	Loss and Loss Expense Reserves

Loss and loss expense reserves represent our best estimate of ultimate amounts for losses and related expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates and actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to us, a review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability, and many other factors. In establishing reserves, we also take into account estimated recoveries, reinsurance, salvage and subrogation. The reserves are reviewed regularly by a team of actuaries we employ.

Net loss and loss expenses incurred were $33.1 million for the quarter ended June 30, 2007, compared to $32.6 million for the quarter ended June 30, 2006. In the second quarter of 2007, the Company recorded $35.6 million of incurred losses and loss expenses attributable to the 2007 accident year, which was partially offset by favorable development of $2.5 million attributable to events of prior years. In the second quarter of 2006, the Company recorded $31.7 million of incurred losses and loss expenses attributable to the 2006 accident year and $886,000 attributable to events of prior years.

Net loss and loss expenses incurred were $67.0 million for the six months ended June 30, 2007, compared to $63.0 million for the six months ended June 30, 2006. In the first six months of 2007, the Company recorded $70.5 million of incurred losses and loss expenses attributable to the 2007 accident year, which were partially offset by favorable development of $3.5 million attributable to events of prior years, as discussed below. For the six months ended June 30, 2006, the Company recorded $61.4 million of incurred losses and loss expenses attributable to the 2006 accident year and $1.6 million attributable to events of prior years.

The favorable development during the three and six months ended June 30, 2007 resulted primarily from reductions in the ultimate loss ratios for accident years 2005 and 2006 on the claims made contractor liability business included in our property and casualty segment. The Company reduced carried reserves related to the 2005 and 2006 casualty business based on the Company’s internal actuarial reserve recommendations. The 2005 and 2006 casualty reserves have performed better than expected to date, and previously carried reserves exceeded the current indications for each of the estimation methods applied in the Company’s internal actuarial analysis. At the beginning of 2005, the Company began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. The Company wrote a significant volume of claims made contractor business in both 2005 and 2006, and this business has continued to perform better than expected. The Company continues to monitor loss emergence on this book and adjusts assumptions and estimates as needed. The Company continues to write contractor business on an occurrence form on a limited basis, in certain jurisdictions and for certain classes of business.

In the aggregate, the Company recorded $886,000 and $1.6 million of unfavorable reserve development related to prior accident years for the three and six months ended June 30, 2006, respectively. For the six months ended June 30, 2006, within the property line, the Company experienced favorable non-catastrophe case reserve development producing a reduction in ultimate loss and loss expenses for the 2004 and 2005 accident years by $4.0 million. The Company also changed its estimates during the six month period on catastrophe losses by reducing its estimates on Hurricane Wilma by $1.1 million due to actual incurred losses being lower than original estimates. This favorable development was offset by an increase of $4.1 million in casualty reserves during the six month period as a result of a refinement to the internal actuarial reserving technique concerning the weighting of reserve indications and supplemental information concerning claims severities. The Company’s reserves moved to a higher point on the range of loss and loss expense reserve estimate, despite the fact that overall, the Company’s casualty book of business performed within the range of expectations for the quarter and six months ended June 30, 2006. The Company also incurred approximately $1.2 million of adverse development during the six months ended June 30, 2006 due to an increase in amounts expected to be paid for legal expenses or settlements of claims in litigation on construction defect claims. Additionally, the Company recorded approximately $1.4 million of unfavorable development during the six months ended June 30, 2006 related to estimated costs associated with potential reinsurance collection issues on two separate casualty claims.

Management believes the loss and loss expense reserves make a reasonable provision for expected losses, however, ultimate settlement of these amounts could vary significantly from the amounts recorded.

(5)	Reinsurance

In the ordinary course of business, Century and PIC assume and cede reinsurance with other insurers and reinsurers. These arrangements provide greater diversification of business and limit the maximum net loss potential on large risks. There have been no significant changes in the Company’s reinsurance program, since December 31, 2006. The amounts of ceded loss and loss expense reserves and ceded unearned premiums would represent a liability of the Company in the event that its reinsurers would be unable to meet existing obligations under reinsurance agreements.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Premiums written:
Direct	$65,588	64,488	123,016	121,763
Assumed	2,196	1,192	3,223	1,946
Ceded	(9,200)	(7,191)	(17,595)	(14,788)

Net premiums written	$58,584	58,489	108,644	108,921

Premiums earned:
Direct	63,091	59,061	124,187	115,146
Assumed	2,224	1,105	3,505	1,917
Ceded	(8,618)	(7,601)	(16,607)	(15,496)

Net premiums earned	$56,697	52,565	111,085	101,567

Losses and loss expenses incurred:
Direct	$34,784	38,566	71,514	72,860
Assumed	638	253	761	357
Ceded	(2,298)	(6,244)	(5,274)	(10,203)

Net losses and loss expenses incurred	$33,124	32,575	67,001	63,014

The Company’s allowance for uncollectible reinsurance at June 30, 2007 was $4.1 million, which had not changed since December 31, 2006.

Management believes that the reserves for uncollectible reinsurance constitute a reasonable provision for expected costs and recoveries related to the collection of the recoverables on these claims, however, actual legal costs and settlements of these claims could vary significantly from the current estimates recorded.

(6)	Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisition costs deferred and amortized:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$25,996	21,418	26,915	20,649
Policy acquisition costs deferred	15,475	14,384	28,255	27,219
Amortization of deferred policy acquisition costs	(14,689)	(12,896)	(28,388)	(24,962)

Balance at end of period	$26,782	22,906	26,782	22,906

As of June 30, 2007, the Company expensed $214,000 of unamortized deferred policy acquisition costs related to the auto physical damage program. This expense was a result of the fact that the program’s loss and loss expense ratio exceeded our expectations causing the program to fall below the profitability levels required for continued deferral of the additional policy acquisition costs. There were no such expenses during the three or six months ended June 30, 2006.

(7)	Federal Income Taxes

The income tax provision for the three and six months ended June 30, 2007 has been computed based on our estimated annual effective tax rate of 30.5% which differs from the federal income tax rate of 35% principally because of tax-exempt investment income. The income tax provision for the three and six months ended June 30, 2006 was 29.0% primarily due to the effect of tax-exempt investment income.

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

The Company may grant awards for up to 1.2 million shares under the plan. Through June 30, 2007, the Company had granted 311,000 non-qualified options, 292,500 qualified options, 156,000 time-based restricted shares, 127,353 performance based restricted shares, and 8,661 non-restricted shares under the share plan.

During the second quarter of 2007, the Company granted an additional 12,000 non-qualified options to its board of directors which vest monthly over a three-year period. During the quarter ended March 31, 2007, the Company awarded certain employees 85,000 share options which vest monthly over a four-year period. The weighted average fair value of options granted during the three and six months ended June 30, 2007 was $6.62 and $6.46, respectively. A summary of the status of the option plan at June 30, 2007 and changes during the three and six months then ended is presented in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007		June 30, 2007
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	524,642	$12.11	505,900	$10.58
Changes during the period:
Granted	12,000	18.70	97,000	19.81
Exercised	—	—	(66,258)	10.51
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	536,642	$12.26	536,642	$12.26

Exercisable at end of period	347,513	$10.69	347,513	$10.69

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants issued during the three and six months ended June 30, 2007:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007		2007
Risk-free interest rate		4.92%		4.51%
Expected dividends		0.95%		0.74%
Expected volatility		28.15%		25.45%
Weighted average expected term	6.50	Years	6.28	Years
Information on the range of exercise prices for options outstanding at June 30, 2007, is as follows:

	Options Outstanding				Options Excercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Price Range	Options	Term	Price	Value	Options	Price	Value
$10.20	12,000	7.9	$10.20	$78,720	8,316	$10.20	$54,553
$10.50	309,600	6.8	$10.50	$1,938,096	290,381	$10.50	$1,817,787
$10.64	106,042	8.5	$10.64	$648,977	38,848	$10.64	$237,747
$13.04	12,000	8.9	$13.04	$44,640	4,326	$13.04	$16,093
$18.70	12,000	9.9	$18.70	$(23,280)	336	$18.70	$(652)
$19.97	85,000	9.7	$19.97	$(272,850)	5,306	$19.97	$(17,032)

				$2,414,303			$2,108,496

A summary of all employee time-based restricted share activity during the three and six months ended June 30, 2007 is as follows:

	For the Three Months		For the Six Months
	Ended June 30, 2007		Ended June 30, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Price	Shares	Grant Price
Outstanding at beginning of period	40,428	$10.17	45,156	$10.19
Changes during the period:
Granted	—	—	—	—
Vested	(4,729)	10.33	(9,457)	10.33
Cancelled	—	—	—	—

Outstanding at end of period	35,699	$10.15	35,699	$10.15

In March 2007, the Company granted 35,625 of performance-based restricted shares to certain executives that vest annually over a four-year period subject to the achievement of certain performance metrics. The Company accounts for these awards as fixed awards that are recorded at fair value on the date of grant. A summary of all employee performance-based restricted share activity during the three and six months ended June 30, 2007 is as follows:

	For the Three Months		For the Six Months
	Ended June 30, 2007		Ended June 30, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Price	Shares	Grant Price
Outstanding at beginning of period	91,012	$15.82	64,728	$12.76
Changes during the period:
Granted	—	—	35,625	19.97
Vested	—	—	(9,341)	10.50
Cancelled	—	—	—	—

Outstanding at end of period	91,012	$15.82	91,012	$15.82

As of June 30, 2007, total compensation cost related to nonvested share options or restricted shares was $2.6 million, which is expected be recorded over 2.0 years. Total compensation cost for share-based awards was $290,000 and $311,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, total compensation cost was $704,000 and $613,000, respectively. The tax benefit included in the accompany statements of operations related to the compensation cost was $14,000 and $13,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006 the tax benefit included in the accompany statements of operations related to the compensation cost was $319,000 and $45,000, respectively. For the three and six months ended June 30, 2007, the Company had $49,000 and $118,000 of compensation cost for share-based awards capitalized with deferred policy acquisition costs.
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
Following is a summary of segment disclosures:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Segment revenue:
Property and Casualty	$54,659	51,618	108,027	99,961
Investing	5,456	4,627	10,688	9,074
Other (including exited lines)	2,038	947	3,058	1,606

Segment revenue	$62,153	57,192	121,773	110,641

Segment profit:
Property and Casualty	$4,814	2,726	7,718	4,880
Investing	5,456	4,627	10,688	9,074
Other (including exited lines)	344	341	534	718

Segment profit	$10,614	7,694	18,940	14,672

Segment assets:
Investing	$445,740	380,264	445,740	380,264
Assets not allocated	162,218	129,451	162,218	129,451

Total consolidated assets	$607,958	509,715	607,958	509,715

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	For the Three Months		For the Six Months
	Ended March 31,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Total revenues:
Segment revenues	$62,153	57,192	121,773	110,641
Other	97	118	220	252

Total consolidated revenues	$62,250	57,310	121,993	110,893

Income before income tax expense:
Segment profit	$10,614	7,694	18,940	14,672
Unallocated amounts:
Other income	97	118	220	252
Corporate expenses	(627)	(166)	(760)	(257)
Interest expense	(668)	(567)	(1,354)	(1,110)

Income before income tax expense	$9,416	7,079	17,046	13,557

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2007
Property and Casualty	$19,402	35,257	—	54,659
Other (including exited lines)	—	—	2,038	2,038

Earned premiums	$19,402	35,257	2,038	56,697

Three Months Ended June 30, 2006
Property and Casualty	$15,039	36,579	—	51,618
Other (including exited lines)	—	—	947	947

Earned premiums	$15,039	36,579	947	52,565

	Property	Casualty	Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2007
Property and Casualty	$38,372	69,655	—	108,027
Other (including exited lines)	—	—	3,058	3,058

Earned premiums	$38,372	69,655	3,058	111,085

Six Months Ended June 30, 2006
Property and Casualty	$29,472	70,489	—	99,961
Other (including exited lines)	—	—	1,606	1,606

Earned premiums	$29,472	70,489	1,606	101,567

The Company does not manage property and casualty products at this level of detail.
(11)	Dividends to Common Shareholders

On March 8, 2007, the Board of Directors declared a dividend of $0.04 per common share that was paid on April 18, 2007 to shareholders of record as of March 27, 2007. The dividends were accrued on the March 31, 2007 interim unaudited consolidated condensed balance sheet in the caption accrued expenses and other liabilities. In addition, on May 17, 2007, the Board of Directors declared a dividend of $0.04 per common share that was paid on June 6, 2007 to shareholders of record as of May 24, 2007.

On March 12, 2006, the Board of Directors declared a dividend of $0.03 per common share that was paid on April 17, 2006 to shareholders of record as of March 27, 2006. The dividends were accrued on the March 31, 2006 interim unaudited consolidated condensed balance sheet in the caption accrued expenses and other liabilities. In addition, on May 15, 2006, the Board of Directors declared a dividend of $0.035 per common share that was paid on June 7, 2006 to shareholders of record as of May 24, 2006.

(12)	Line of Credit

The Company has a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. The Company did not make any draws on the line of credit during the second quarter of 2007. During the first six months of 2007, the Company made draws totaling $650,000 on the line of credit for general corporate purposes. At June 30, 2007, there was $4.7 million outstanding under the line of credit. Interest expense for the three and six months ended June 30, 2007 was approximately $93,000 and $169,000, respectively. The outstanding balance at June 30, 2006 was $500,000 and interest expense for the six months then ended was $1,800.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated condensed financial statements and the notes to those statements included in this Form 10-Q. Some of the statements in this report, including those set forth in the discussion and analysis below, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Factors that could cause actual results to differ materially from our forward-looking statements are described under the heading “Risks Related to Our Business and Industry” in our Annual Report on Form 10-K for the year ended December 31, 2006, and elsewhere in this report, and include, but are not limited to, the following factors:
•	our business is cyclical in nature and our industry is currently experiencing softening market conditions which may affect our financial performance, our ability to grow and the price of our common shares;

•	our success depends on our ability to appropriately price the risks we underwrite;

•	our actual incurred losses may be greater than our loss and loss expense reserves, which could cause our future earnings, liquidity and financial rating to decline;

•	severe weather conditions and other catastrophes may result in an increase in the number and amount of claims experienced by our insureds;

•	a decline in our financial rating assigned by A.M. Best & Company may result in a reduction of new or renewal business;

•	if we are unable to compete effectively with the large number of companies in the insurance industry for underwriting revenues, we may incur increased costs and our underwriting revenues and net income may decline;

•	we distribute our products through a select group of general agents, five of which account for a significant part of our business, and such relationships could be discontinued or cease to be profitable;

•	we may not be successful in developing our new specialty lines or new classes of insureds through our program unit that could cause us to experience losses;

•	we may not find suitable acquisition candidates or new insurance ventures and even if we do, we may not successfully integrate any such acquired companies or successfully invest in such ventures;

•	our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in government monetary policies, general economic conditions and overall capital market conditions, all of which impact interest rates;

•	our investment performance may suffer as a result of adverse capital market developments or other factors, which may affect our financial results and ability to conduct business;

•	if we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment;

•	our reinsurers may not pay claims made by us on losses in a timely fashion or may not pay some or all of these claims, in each case causing our costs to increase and our revenues to decline;

•	we are subject to extensive regulation and judicial decisions affecting insurance and tort law, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with such regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations;

•	as a holding company, we are dependent on the results of operations of our insurance subsidiaries and the regulatory and contractual capacity of our subsidiaries to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiaries may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends;

•	although we have paid cash dividends in the past, we may not pay cash dividends in the future;

•	if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered;

•	managing technology initiatives and meeting new data security requirements present significant challenges to us;

•	our general agents may exceed their authority and bind us to policies outside our underwriting guidelines, and until we effect a cancellation of a policy, we may incur loss and loss expenses related to that policy;

•	our reliance on our agents subjects us to credit risk; and

•	we are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
     You are cautioned not to place undue reliance on forward-looking statements, which speak only as of their respective dates.
Overview
     ProCentury is a holding company that underwrites selected property and casualty and surety insurance through its subsidiaries collectively known as Century Insurance Group®. As a specialty insurer, we offer insurance products designed to meet specific insurance needs of targeted insured groups. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks and risks that insurance companies licensed by the state in which the insurance policy is sold, which are also referred to as “admitted insurers,” typically do not cover. As an underwriter within the excess and surplus lines market, we are selective in the lines of business and types of risks we choose to write. We develop these specialty insurance products through our own experience or knowledge or through proposals brought to us by agents with special expertise in specific classes of business.
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
     Loss and Loss Expense Ratio. Loss and loss expense ratio is the ratio (expressed as a percentage) of losses and loss expenses incurred to premiums earned. Our net loss and loss expense is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
     Expense Ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. Interest expense is not included in the calculation of the expense ratio.
     Combined Ratio. Combined ratio is the sum of the loss and loss expense and the expense ratio and measures a company’s overall underwriting profit. If the combined ratio is at or above 100, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). We use the combined ratio in evaluating our overall underwriting profitability and as a measure for comparing our profitability relative to the profitability of our competitors.

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
     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of other-than-temporary declines in the fair value of investments, the determination of loss and loss expense reserves, the net realizable value of reinsurance recoverables, the recoverability of deferred policy acquisition costs, and the determination of federal income taxes. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.
     Loss and Loss Expense Reserves. Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses based on facts and circumstances then known. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, consideration of new judicial decisions in tort and insurance law, emerging theories or liabilities and other factors beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. Additional information regarding our loss and loss expense reserves can be found in “Results of Operations — Expenses — Losses and Loss Expenses” and Note 4 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
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
     For additional detail regarding our investment portfolio at June 30, 2007 and December 31, 2006, including disclosures regarding other-than-temporary declines in investment value, see “Investment Portfolio” below and Note 3 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
     Deferred Policy Acquisition Costs. We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. Acquisition costs are reduced by ceding commission income. These costs, net of ceded commission income, are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums. See Note 6 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
     Federal Income Taxes. We provide for federal income taxes based on amounts we believe we ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, we may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.
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
Results of Operations
     The table below summarizes our operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Selected Financial Data:
Gross written premiums	$67,784	65,680	126,239	123,709
Premiums earned	56,697	52,565	111,085	101,567
Net investment income	5,493	4,689	10,926	9,115
Net realized investment losses	(37)	(62)	(238)	(41)
Total revenues	62,250	57,310	121,993	110,893
Total expenses	52,834	50,231	104,947	97,336
Net income	6,468	5,025	11,847	9,625
Key Financial Ratios:
Loss and loss expense ratio	58.4%	62.0%	60.3%	62.0%
Expense ratio	33.6%	32.5%	32.9%	32.7%

Combined ratio	92.0%	94.5%	93.2%	94.7%

Overview of Operating Results
     Net income was $6.5 million for the three months ended June 30, 2007 compared to net income of $5.0 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, net income was $11.8 million compared to net income of $9.6 million for the six months ended June 30, 2006.
     The increase in net income for the three and six months ended June 30, 2007 was primarily attributable to an increase in earned premium and net investment income, coupled with a lower combined ratio. The increase in net earned premium resulted from our growth in gross written premiums in 2006 and was supported by higher gross written premiums for the second quarter of 2007 when compared to the second quarter of 2006. During the second quarter, we continued to experience increased competition across our product lines with indications of other carriers continuing to lower their rates and expand their risk profile. Despite this increase in competition, we maintained our underwriting discipline and our gross written premiums increased 3.2% for the second quarter of 2007 and 2.0% for the six months ended June 30, 2007 compared to the same periods in 2006. This increase in earned premium was supplemented by a 17.1% and 19.9% increase in net investment income for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. This is due to continued positive cash flows from operations. Our tax equivalent yield for the three and six months ended June 30, 2007 was 5.7% and 5.8%, respectively, consistent with the same periods in 2006..
     Total expenses increased to $52.8 million for the three months ended June 30, 2007 from $50.2 million for the same period in 2006. For the six months ended June 30, 2007, expenses increased to $104.9 million from $97.3 million for the same period in 2006. The increase can be primarily attributed to the growth in our underwriting business. The combined ratio for the three months ended June 30, 2007 was 92.0% compared to 94.5% for the same period in 2006. For the first six months of 2007, the combined ratio was 93.2% compared to 94.7% for the same period of 2006. For the quarter ended June 30, 2007, the loss and loss expense ratio was 58.4% compared to 62.0% and for the six months ended June 30, 2007, our loss and loss expense ratio was 60.3% compared to 62.0%. For the three and six months ended June 30, 2007, total loss and loss expenses related to the 2007 accident year was $35.6 million and $70.5 million respectively, which was partially offset by $2.5 million and $3.5 million, respectively of favorable reserve development on prior accident years. This compares to $31.7 million and $61.4 million of current accident year loss and loss expenses and $886,000 and $1.6 million of unfavorable reserve development on prior accident years for the three and six months ended June 30, 2006, respectively. The increase in loss and loss expenses related to the current accident year is primarily due to the growth in business as well as increases in losses primarily from the auto physical damage program, weather related property losses and higher property claims severity. The favorable development primarily relates to our claims made contractors casualty business written in 2005 and 2006. This business continued to perform better than our original estimates.
     The expense ratio for the three months ended June 30, 2007 and 2006 was 33.6% and 32.5%, respectively. For the six months ended June 30, 2007, our expense ratio was 32.9% compared to 32.7% for the same period in 2006. The increase in the expense ratio is directly attributable to approximately $300,000 of professional fees and other costs incurred in the second quarter of 2007 related primarily to an aborted public equity offering. These expenses increased our expense ratio for the three months ended June 30, 2007 by one half of a percentage point and by three tenths of a percentage point for the six months ended June 30, 2007. In addition, we incurred a higher blended commission rate due to the mix of business in the second quarter of 2007 and for the six months ended June 30, 2007.
Revenues
          Premiums
     Premiums include insurance premiums underwritten by our insurance subsidiaries (which are referred to as direct premiums) and insurance premiums assumed from other insurers (which are referred to as assumed premiums). We refer to direct and assumed premiums together as gross premiums.
     Written premium is recorded based on the insurance policies that have been reported to us and, beginning in the fourth quarter of 2006, the policies that have been written by agents but not yet reported to us. We estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments will be included in the current year’s results. Written premiums are the total amount of premiums billed to the policyholder less the amount of premiums returned, generally because of cancellations, during a given period.
     We have historically relied on quota share, excess of loss, and catastrophe reinsurance primarily to manage our regulatory capital requirements and to limit our exposure to loss. We record the cost of reinsurance (ceded premium) as an offset to our gross written premiums. We refer to our gross written premiums less our ceded premiums as net written premiums. Generally, we have ceded a significant portion of our premiums to unaffiliated reinsurers in order to maintain net written premiums to statutory surplus ratio of less than 2-to-1.
     Net written premiums become premiums earned as the policy ages. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. Barring premium changes, if an insurance company writes the same mix of business each year, written premiums and premiums earned will be equal, and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than written premiums. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than written premiums.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Gross written premiums
Property/casualty	$65,596	64,790	123,299	121,880
Other (including exited lines)	2,188	890	2,940	1,829

Total gross written premiums	67,784	65,680	126,239	123,709
Ceded written premiums	9,200	7,191	17,595	14,788

Net written premiums	$58,584	58,489	108,644	108,921

Net premiums earned	$56,697	52,565	111,085	101,567

Net written premiums to gross written premiums	86.4%	89.1%	86.1%	88.0%
Net premiums earned to net written premiums	96.8%	89.9%	102.2%	93.2%
Net writings ratio (1)	1.6	1.8	1.5	1.7

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.
          Gross Written Premiums
     Gross written premiums increased to $67.8 million for the three months ended June 30, 2007 from $65.7 million for the same period in 2006. For the six months ended June 30, 2007, gross written premiums increased $2.5 million to $126.2 million compared to $123.7 million for the comparable period in 2006. During the second quarter of 2007 and first six months of 2007, we continued to experience an increase in competition with indications that we believe show other carriers are striving to increase their market share by reducing prices and providing broader coverage forms. These softening market conditions were the most prevalent in our casualty market where we saw a decrease in premiums from our casualty book resulting from other carriers offering broader coverages at a lower price on certain classes of business. In addition, due to the unfavorable underwriting results from our auto physical damage book written in 2006, we significantly decreased the amount of business written in the program for the second quarter of 2007 compared to the second quarter of 2006.
     Despite the increase in competition and the lower amount of business written in the auto physical damage program, our overall business is stable with growth from our garage and ocean marine business. We have experienced moderate rate decreases in our core property and casualty business thus far in 2007. The increase in other, including exited lines, is due to higher assumed bonding business.
          Net Written and Earned Premiums
     Net written premiums increased by $95,000 to $58.6 for the first quarter 2007 compared to the same period in 2006. This increase was due to higher gross written premiums, which was partially offset by higher ceded premium. For the six months ended June 30, 2007, net written premiums decreased by $277,000, compared to the same period in 2006. This decrease is due to an increase in ceded premium. The additional ceded premium in the three and six months ended June 30, 2007 compared to the same periods in 2006 is due to an increase in the percent of property business to the total business, which has a higher ceding rate than our casualty line.
     Net written premiums represented 86.4% and 86.1% of gross written premiums for the three and six months ended June 30, 2007, respectively, compared to 89.1% and 88.0% for the same periods, respectively in 2006. The lower relationship of net written premiums to gross written premiums for the three and six months ended June 30, 2007 reflects an increase in ceded premiums in the current year, as noted above.
     The ratio of premiums earned to net written premiums for the first quarter of 2007 and 2006 was 96.8% and 89.9%, respectively. Premiums earned represent 102.2% of net written premiums for the six months ended June 30, 2007 compared to 93.2% for the first six months ended June 30, 2006. The relationship of premiums earned to net written premiums during the second quarter and first six months of 2007 was higher compared to the same period in 2006, reflecting a decrease in the growth rate of premiums in 2007 compared to the same periods in 2006.
          Net Investment Income
     Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is primarily comprised of interest and dividend earned on these securities, net of related investment expenses.
     Net investment income was $5.5 million and $10.9 million for the three and six months ended June 30, 2007, compared to $4.7 million and $9.1 million for the same periods in 2006. The increase was partially due to an increase in assets available for investment, including cash. Invested assets, including cash, increased by $67.2 million to $456.4 million as of June 30, 2007 from $389.2 million as of June 30, 2006. The pre-tax investment yield for the three and six months ended June 30, 2007 was 5.1% and 5.1%, compared to 5.1% and 5.0% for the same periods in 2006. Our taxable equivalent yield for the three and six months ended June 30, 2007 was 5.7% and 5.8%, respectively, consistent with the same periods in 2006..
          Realized Gains (Losses) on Securities
     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.
     We realized net investment losses of $37,000 and $238,000 on the sale of securities for the three and six months ended June 30, 2007, respectively, compared to $62,000 and $41,000 for the same periods in 2006. Other-than-temporary losses of $266,000 and $882,000 were realized during the three and six months ended June 30, 2007. These losses related to seven and eighteen asset-backed securities that were written down in accordance with EITF 99-20 for the three and six months ended June 30, 2007, respectively. No other-than-temporary impairments were realized during the three or six months ended June 30, 2006.

Expenses
          Losses and Loss Expenses
     We are liable for covered losses and incurred loss expenses under the terms of the insurance policies that we write. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our settlement of that loss. We reflect our liability for the ultimate payment of all incurred losses and loss expenses by establishing loss and loss expense reserves as balance sheet liabilities for both reported and unreported claims. Loss and loss expenses represent our largest expense item and include (1) payments made to settle claims, (2) estimates for future claim payments and changes in those estimates for current and prior periods and (3) costs associated with settling claims.
     Loss and loss expense reserves represent our best estimate of ultimate amounts for losses and related expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates and actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to us, a review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability, and many other factors. In establishing reserves, we also take into account estimated recoveries, reinsurance, salvage and subrogation. The reserves are reviewed regularly by a team of actuaries we employ.
     Our reinsurance program significantly influences our net retained losses. In exchange for premiums ceded to reinsurers under quota share and excess of loss reinsurance agreements, our reinsurers assume a portion of the losses and loss expenses we incur under the policies we write. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer of the reinsurer’s insolvency).
     The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, claim personnel, economic inflation, legal trends, and legislative changes, among others. The impact of many of these items on ultimate costs for loss and loss expense is difficult to estimate. Loss reserve estimations also differ significantly by coverage due to differences in claim complexity, the volume of claims, the policy limits written, the terms and conditions of the underlying policies, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder events and when it is actually reported to us). We attempt to consider all significant facts and circumstances known at the time loss reserves are established. In addition, we continually refine our loss reserve estimates as historical loss experience develops and additional claims are reported and settled.
     We exercise a considerable degree of judgment in evaluating the numerous factors involved in the estimation of reserves. Different actuaries will choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimate selected by various actuaries may differ materially. We consider this uncertainty by examining our historical reserve accuracy.
     Given the significant impact of the reserve estimates on our financial statements, we subject the reserving process to significant diagnostic testing. We have incorporated data validity checks and balances into our front-end processes. Leading indicators such as actual versus expected emergence and other diagnostics are also incorporated into the reserving processes.
     Due to the inherent uncertainty underlying loss reserve estimates, including but not limited to the future settlement environment, final resolution of the estimated liability for a claim or category of claims will be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially higher or lower amount than currently reserved.
     The amount by which estimated losses differ from those originally recorded for a period is known as “development.” Development is unfavorable when the losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for increasing loss reserves on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable developments of loss reserves in the results of operations for the period in which the estimates are changed.

     We record two categories of loss and loss expense reserves – case-specific reserves and incurred but not reported (“IBNR”) reserves.
     When a claim is reported, our claim department establishes a case reserve for the estimated probable ultimate cost to resolve a claim as soon as sufficient information is available to evaluate a claim. We open most claim files with a “formula reserve” (a normal fixed amount) for the type of claim involved. The Company’s formula reserve amounts are regularly reviewed but have not been changed during the three years ended December 31, 2006 in order to maintain stability in this aspect of the claim reserving process. We adjust the formula reserve to the probable ultimate cost for that claim as soon as sufficient information is available. It is our goal to reserve each claim at its probable ultimate cost no later than 30 days after the claim file is opened on property claims or 90 days following receipt of the claim on casualty claims. During the life cycle of a particular claim, more information may materialize that causes us to increase or decrease the estimate of the ultimate value of the claim. We may determine that it is appropriate to pay portions of the reserve to the claimant or related settlement expenses before final resolution of the claim. The amount of the individual claim reserve would then be adjusted accordingly based on the most recent information available.
     We establish IBNR reserves to estimate the amount we will have to pay for claims that have occurred, but have not yet been reported to us; claims that have been reported to us that may ultimately be paid out differently than expected by our case-specific reserves; and claims that have been paid and closed, but may reopen and require future payment. Case reserves and IBNR reserves comprise the total loss and loss expense reserves.
     We periodically review our reserves for loss and loss expenses, and based on new developments and information, we include adjustments of the probable ultimate liability in operating results for the periods in which the adjustments are made. In general, our initial reserves are based upon the actuarial and underwriting data utilized to set pricing levels and are reviewed as additional information, including claims experience, becomes available. The establishment of loss and loss expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in our historical experience or which cannot yet be quantified. We regularly analyze our reserves and review our pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated.
     Due to the inherent uncertainty in estimating reserves for losses and loss expenses, there can be no assurance that the ultimate liability will not materially exceed amounts reserved, with a resulting adverse effect on our results of operations and financial condition. Based on the current assumptions used in calculating reserves, management believes our overall recorded reserves at June 30, 2007 make a reasonable provision for our future obligations.
     Our reserve for losses and loss expenses at June 30, 2007 was $266.1 million (before the effects of reinsurance) and $229.6 million (after the effects of reinsurance), as estimated through our actuarial analysis. During the first six months of 2007, we concluded through our actuarial analysis that the December 31, 2006 reserve for losses and loss expenses of $214.6 million (after the effects of reinsurance) was redundant by $3.5 million, primarily due to favorable development in our casualty reserves. Our case and IBNR reserve for losses and loss expenses (net of the effects of reinsurance) and the effects of reinsurance at June 30, 2007 and December 31, 2006 by line is summarized as follows:

		June 30, 2007		December 31, 2006
	Case	IBNR	Total	Case	IBNR	Total
Property and Casualty:
Casualty	$55,288	145,250	200,538	59,801	128,569	188,370
Property	13,961	11,271	25,232	13,506	8,796	22,302
Other (including exited lines):
Commercial auto	103	—	103	147	—	147
Workers’ compensation	1,067	2,065	3,132	1,164	2,056	3,220
Surety	—	636	636	—	529	529

Net reserves for losses and loss expenses	70,419	159,222	229,641	74,618	139,950	214,568
Plus reinsurance recoverables on unpaid losses at end of period	10,883	25,608	36,491	11,723	24,381	36,104

Gross reserves for losses and loss expenses	$81,302	184,830	266,132	86,341	164,331	250,672

     Net loss and loss expenses incurred were $33.1 million for the quarter ended June 30, 2007, compared to $32.6 million for the quarter ended June 30, 2006. In the second quarter of 2007, the Company recorded $35.6 million of incurred losses and loss expenses attributable to the 2007 accident year, which was partially offset by favorable development of $2.5 million attributable to events of prior years. In the second quarter of 2006, the Company recorded $31.7 million of incurred losses and loss expenses attributable to the 2006 accident year and $886,000 attributable to events of prior years.
     Net loss and loss expenses incurred were $67.0 million for the six months ended June 30, 2007, compared to $63.0 million for the six months ended June 30, 2006. In the first six months of 2007, the Company recorded $70.5 million of incurred losses and loss expenses attributable to the 2007 accident year, which were partially offset by favorable development of $3.5 million attributable to events of prior years, as noted above. For the six months ended June 30, 2006, the Company recorded $61.4 million of incurred losses and loss expenses attributable to the 2006 accident year and $1.6 million attributable to events of prior years.
     The increase in net loss and loss expense reserves during the three and six months of 2007 is primarily attributable to our continued growth and higher current accident year loss and loss expense ratios primarily related to our property business. The higher loss and loss expense ratios related to our property business is a direct result of an increase in weather related claims together with increased claim severity. These higher losses together with an increase in losses related to the auto physical damage program, adversely affected the property line results but were offset by $2.5 million and $3.5 million of favorable prior year development for the three and six months ended June 30, 2007. The favorable development during the three and six months ended June 30, 2007 resulted primarily from reductions in the ultimate loss ratios for accident years 2005 and 2006 on the claims made contractor liability business included in our property and casualty segment. The Company reduced carried reserves related to the 2005 and 2006 casualty business based on the Company’s internal actuarial reserve recommendations. The 2005 and 2006 casualty books have performed better than expected to date, and previously carried reserves exceeded the current indications for each of the estimation methods applied in the Company’s internal actuarial analysis. At the beginning of 2005, the Company began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. The Company wrote a significant volume of claims made contractor business in both 2005 and 2006, and this business has continued to perform better than expected. The Company continues to monitor loss emergence on this book and adjusts assumptions and estimates as needed. The Company continues to write contractors on an occurrence form on a limited basis, in certain jurisdictions, and for certain classes of business.
     In the aggregate, the Company recorded $886,000 and $1.6 million of unfavorable reserve development related to prior accident years for the three and six months ended June 30, 2006, respectively. For the six months ended June 30, 2006, within the property line, the Company experienced favorable non-catastrophe case reserve development producing a reduction in ultimate loss and loss expenses for the 2004 and 2005 accident years by $4.0 million. The Company also changed its estimates during the six month period on catastrophe losses by reducing its estimates on Hurricane Wilma by $1.1 million due to actual incurred losses being lower than original estimates. This favorable development was offset by an increase of $4.1 million in casualty reserves during the six month period as a result of a refinement to the internal actuarial reserving technique concerning the weighting of reserve indications and supplemental information concerning claims severities. The Company’s reserves moved to a higher point on the range of loss and loss expense reserve estimate, despite the fact that overall, the Company’s casualty book of business performed within the range of expectations for the quarter and six months ended June 30, 2006. The Company also incurred approximately $1.2 million of adverse development during the six months ended June 30, 2006 due to an increase in amounts expected to be paid for legal expenses or settlements of claims in litigation on construction defect claims. Additionally, the Company recorded approximately $1.4 million of unfavorable development during the six months ended June 30, 2006 related to estimated costs associated with potential reinsurance collection issues on two separate casualty claims.
          Operating Expenses
     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$14,689	12,896	28,388	24,962
Other operating expenses	4,353	4,193	8,204	8,250

ADAC and other operating expenses	19,042	17,089	36,592	33,212
Interest expense	668	567	1,354	1,110

Total operating expenses	$19,710	17,656	37,946	34,322

Expense ratio:
ADAC	25.9%	24.5%	25.5%	24.6%
Other operating expenses	7.7%	8.0%	7.4%	8.1%

Total expense ratio (1)	33.6%	32.5%	32.9%	32.7%

(1)	Interest expense is not included in the calculation of the expense ratio.
     Operating expenses increased by 11.6% and 10.6% for the three and six months ended June 30, 2007, respectively compared to the same periods in 2007. The overall expense ratio for the three and six months ended June 30, 2007 was 33.6% and 32.9%, respectively, compared to 32.5% and 32.7% for the same periods in 2006. The increase in expenses for the three and six months ended June 30, 2007 compared to the same periods in 2006, is due to an increase in ADAC as a result of an increase in the volume of insurance written. In addition, for the six months ended June 30, 2007, we experienced an increase in our ADAC portion of the expense ratio as a result of a higher amount of binding business which has higher acquisition costs relative to brokerage business, a higher amount of assumed bonding business that has higher acquisition costs relative to our direct business and a lower amount of acquisition expenses that were able to be deferred related to the auto physical damage program. During the third quarter of 2006, the loss and loss expense ratio related to this program exceeded our expectations causing the program to fall below the profitability levels required for continued deferral of the additional policy acquisition costs. This resulted in $214000 of additional expense for the six months ended June 30, 2007. There were no such expenses during the three and six months ended June 30, 2006.
     The increase in other operating expenses in the second quarter of 2007 is due to $300,000 of professional and other fees expensed, which related primarily to an aborted public equity offering. The increase in ADAC for the six months ended June 30, 2007 was offset by slight decreases in the other operating expenses portion of the expense ratio. The decreases were related to recoveries received from our corporate insurance policy. These recoveries were partially offset by higher than expected costs related to our 2006 contingent commission program.
     Interest expense continues to increase on our variable rate Trust Preferred securities due to increases in the interest rate environment throughout 2006. In addition, we incurred $169,000 of interest related to our line of credit for the six months ended June 30, 2007 compared to $1,800 for the same period in 2006.
Income Taxes
     We have historically filed a consolidated federal income tax return that has included all of our subsidiaries. The income tax provision for the three and six months ended June 30, 2007 and 2006 has been computed based on our estimated annual effective tax rate of 30.5% and 29.0%, respectively, which differ from the federal income tax rate of 35% principally because of tax-exempt investment income.
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
     Our insurance subsidiaries are restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century and PIC may pay dividends without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the trailing twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the total ordinary dividend available to be paid from Century to ProCentury during 2007 is $18.4 million. The ordinary dividend available to be paid from PIC to Century during 2007 is $1.6 million.
     Century paid ordinary dividends of $1.3 million for both the three months ended June 30, 2007 and 2006. For both the six months ended June 30, 2007 and 2006, ordinary dividends of $2.6 million were paid. PIC did not pay dividends to Century in 2007 or 2006. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.
     Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2006, Century’s and PIC’s statutory surplus was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2006 was $137.5 million and the authorized control level was $36.3 million. As of June 30, 2007, Century’s statutory surplus was $149.1 million.
     Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006. Consolidated net cash provided by operating activities was $19.0 million for the first six months of 2007, compared to $29.8 million for the same period in 2006. The majority of the decrease is due to the lower amount of growth in premiums for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
     Consolidated net cash used in investing activities was $16.8 million for the first six months of 2007, compared to $26.2 million for the same period in 2006. The decrease resulted from a lower amount of operational cash available for investing at June 30, 2007 compared to the same period in 2006.
     Consolidated net cash provided by financing activities was $597,000 for the first six months of 2007, compared to net cash used in financing activities of approximately $354,000 for the same period in 2006. This increase is primarily the result of $697,000 of proceeds from the exercise of share options. This increase from the exercise of share options was partially offset by higher dividends paid to shareholders during the six months ended June 30, 2007 compared to the same period in 2006.
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
     Line of Credit. The Company has a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. During the first quarter of 2007, we made draws totaling $650,000 on the line of credit for general corporate purposes.

We did not make any draws on the line of credit during the second quarter of 2007. At June 30, 2007, there is $4.7 million outstanding under the line of credit. Interest expense for the three and six months ended June 30, 2007 was $76,000 and $169,000, respectively. The outstanding balance at June 30, 2006 was $500,000 and interest expense for the six months then ended was $1,800.
     The following table summarized information about our contractual obligations and commercial commitments. The minimum payments under these agreements as of June 30, 2007 were as follows:

	Payments Due by Years
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Long Term Debt:
Debt issues to a related party trust (1) (2)	$1,201	2,402	2,402	2,402	2,402	77,131	87,940
Loss and loss expense payments (3)	56,571	76,385	53,126	33,354	19,330	27,366	266,132
Operating leases on facilities	565	1,150	867	714	673	1,129	5,098
Other operating leases	152	235	70	59	32	—	548

Total contractual obligations	$58,489	80,172	56,465	36,529	22,437	105,626	359,718

(1)	Amounts include interest payments associated with these obligations using applicable interest rates as of June 30, 2007.

(2)	In connection with the adoption of FIN 46R, ProCentury has deconsolidated the trusts established in connection with the issuance of trust preferred securities effective December 31, 2003. As a result, ProCentury reports as a component of long term debt the junior subordinated debentures payable by ProCentury to the trusts.

(3)	The timing for payment of our estimated losses is determined by periods based on our historical claims payment experience. Due to the uncertainty in estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above.
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
     Our cash and investment portfolio increased to $456.4 million at June 30, 2007 from $436.1 million at December 31, 2006 and is summarized by type of investment in Note 3 to the interim unaudited consolidated condensed financial statements included in this Form 10-Q filing. Our taxable equivalent yield was 5.8% for both the six months ended June 30, 2007 and the year ended December 31, 2006. The fair value of our fixed maturities at June 30, 2007 increased to $381.5 million from $359.5 million at December 31, 2006. The fair value of our equity securities increased to $45.0 million at June 30, 2007 from $42.9 million at December 31, 2006. As of June 30, 2007, the duration of the fixed income portfolio was 4.3 years, slightly longer than the duration of 4.1 years at December 31, 2006. The average credit quality of the portfolio remained investment grade.

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
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. We adopted SOP 05-1 effective January 1, 2007 and it did not have a material effect on our consolidated financial condition or results of operations.
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
     As of June 30, 2007, there had not been a material change in any of the market risk information disclosed by the Company under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Based on management’s evaluation of the Company’s Disclosure Controls as of March 31, 2007, management concluded that the Company’s Disclosure Controls were effective as of such date.
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
Item 1A. Risk Factors
     The risks below related to our business and industry have been identified since and are in addition to those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Our success depends on our ability to appropriately price the risks we underwrite.
     Our financial condition depends on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss expenses and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data, develop, test and apply appropriate rating formulas, closely monitor and timely recognize changes in trends and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully and price our products accurately is subject to a number of risks and uncertainties, some of which are outside our control, including:
•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques; and

•	changes in legal standards, claim settlement practices, medical care expenses and restoration costs.
     Consequently, we could under-price risks, which would negatively affect our profit margins, or we could over-price risks, which could reduce our sales volume and competitiveness. In either event, our profitability could be materially and adversely affected.
We may not find suitable acquisition candidates or new insurance ventures and even if we do, we may not successfully integrate any such acquired companies or successfully invest in such ventures.
     As part of our present strategy, we continue to evaluate possible acquisition transactions and the start-up of complementary business ventures on an ongoing basis, and at any given time, we may be engaged in discussions with respect to possible acquisitions and new ventures. We cannot assure you that we will be able to identify suitable acquisition transactions or insurance ventures, that such transactions will be financed and completed on acceptable terms or that our future acquisitions or ventures will be successful. The process of integrating any company involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems concerning assimilating and retaining the employees of the acquired company, challenges in retaining customers and potential adverse short-term effects on operating results. In addition, we may incur debt to finance future acquisitions and we may issue securities in connection with future acquisitions which may dilute the holdings of our current and future shareholders. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy could be adversely affected. Furthermore, our current acquisition strategy may include the evaluation of potential acquisitions of privately-held companies. Because privately-held companies are generally not subject to Section 404 of the Sarbanes-Oxley Act of 2002, such companies may not have adequate internal control procedures, which may, during our integration with any such company, have an adverse affect on our internal controls.

Our investment performance may suffer as a result of adverse capital market developments or other factors, which may affect our financial results and ability to conduct business.
     We invest the premiums we receive from policyholders until it is needed to pay policyholder claims or other expenses. Our investment portfolio is managed by two outside independent investment managers and one related party investment manager, all of which operate under investment guidelines approved by our investment committee. Although we seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs, our investments are subject to a variety of risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business.
We are subject to judicial decisions affecting insurance and tort law, which may adversely affect our ability to achieve our business objectives.
     State courts may render decisions impacting our liability for losses under insurance and tort law. This case law, as well as any legislation enacted in response, can impact the claim severity and frequency assumptions underlying our reserves. Accordingly, our ultimate liability may exceed our estimates due to this variable, among others.
Although we have paid cash dividends in the past, we may not pay cash dividends in the future.
     The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries and other factors deemed relevant by our board of directors. There is no requirement that we must, and we cannot assure you that we will, declare and pay any dividends in the future. Our board of directions may determine to retain such capital for general corporate or other purposes.
Our reliance on our agents subjects us to credit risk.
     Our agents collect premiums from policyholders and forward them to us. In certain jurisdictions, when the insured pays premiums for these policies to agents for payment over to us, the premiums might be considered to have been paid under applicable insurance laws and regulations, and the insured will no longer be liable to us for these amounts, whether or not we actually receive the premiums from the agent. Consequently, we assume a degree of credit risk associated with our agents. Although agents’ failures to remit premiums to us have not caused a material adverse impact on us to date, there have been instances where agents collected premiums and did not remit it to us and we were nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premium. Because the possibility of these events is dependent in large part upon the financial condition of our agents, which is not publicly available, we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our agents in the future, our financial condition and results of operations could be materially and adversely affected.
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
     We continue to evaluate our internal controls systems to allow management to report on, and our independent registered public accounting firm to audit, our internal controls over financial reporting and to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In the course of this evaluation, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we cease to comply with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or Nasdaq. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and your share price may be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of shareholders was held on May 16, 2007. The matters brought before the shareholders for vote at this meeting and the resulting vote were as follows:
1.	The election of the following three Class III Directors, each to serve until the 2010 annual meeting of shareholders and until a successor has been duly elected and qualified:

	For	Against/Withheld
Edward F. Feighan	11,956,602	356,984
Jeffrey A. Maffett	11,429,026	884,560
Press C. Southworth III	11,998,342	315,244
2.	The ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2007:

For	Against	Abstain
12,299,476	9,051	5,058
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission “SEC” on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

PROCENTURY CORPORATION
Date August 3, 2007	By:	/s/ Erin E. West
Erin E. West
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.