Form 10-Q
period 2007-09-30
PROCENTURY CORP
filed 2007-11-09
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
☐ Yes ☑ No
     As of November 9, 2007, the registrant had 13,358,867 outstanding Common Shares, without par value.

PROCENTURY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Premiums earned	$55,873	55,425	166,958	156,992
Net investment income	5,571	4,999	16,497	14,114
Net realized investment (losses) gains	(355)	4	(593)	(37)
Other income	159	101	379	353

Total revenues	61,248	60,529	183,241	171,422

Losses and loss expenses	33,037	34,393	100,038	97,407
Amortization of deferred policy acquisition costs	14,068	14,440	42,456	39,402
Other operating expenses	5,190	3,719	13,394	11,969
Interest expense	684	608	2,038	1,718

Total expenses	52,979	53,160	157,926	150,496

Income before income tax expense	8,269	7,369	25,315	20,926
Income tax expense	2,510	2,236	7,709	6,168

Net income	$5,759	5,133	17,606	14,758

Basic net income per share	$0.43	0.39	1.33	1.13

Diluted net income per share	$0.43	0.39	1.31	1.11

Weighted average of shares outstanding — basic	13,252,010	13,133,711	13,237,198	13,116,317

Weighted average of shares outstanding — diluted	13,365,584	13,270,589	13,402,224	13,239,563

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	September 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Investments
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2007, $397,587; 2006, $362,066)	$387,969	358,422
Held-to-maturity, at amortized cost (fair value 2007, $1,106; 2006, $1,101)	1,103	1,114
Equities (available-for-sale):
Equity securities, at fair value (cost 2007, $31,851; 2006, $28,112)	29,437	28,188
Bond mutual funds, at fair value (cost 2007, $14,706; 2006, $14,876)	14,297	14,755
Short-term investments, at amortized cost	24,258	25,623

Total investments	457,064	428,102
Cash and equivalents	13,183	7,960
Premiums in course of collection, net	37,813	37,428
Deferred policy acquisition costs	26,497	26,915
Prepaid reinsurance premiums	15,631	14,051
Reinsurance recoverable on paid losses, net	5,808	7,524
Reinsurance recoverable on unpaid losses, net	37,757	36,104
Deferred federal income tax asset	15,235	11,561
Income taxes recoverable	644	—
Other assets	10,338	9,403

Total assets	$619,970	579,048

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$275,082	250,672
Unearned premiums	126,717	127,620
Long term debt	25,000	25,000
Line of credit	4,650	4,000
Accrued expenses and other liabilities	16,614	9,778
Reinsurance balances payable	6,307	7,706
Collateral held	10,888	10,370
Income taxes payable	—	1,514

Total liabilities	465,258	436,660

Shareholders’ equity:
Common stock, without par value:
Common shares — Issued and outstanding 13,358,867 shares at September 30, 2007 and 13,248,323 shares issued and outstanding at December 31, 2006	—	—
Additional paid-in capital	102,967	100,954
Retained earnings	59,833	43,830
Accumulated other comprehensive loss, net of taxes	(8,088)	(2,396)

Total shareholders’ equity	154,712	142,388

Total liabilities and shareholders’ equity	$619,970	579,048

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	100,954	100,202
Impact of adoption of SFAS 123R	—	(695)
Shares issued under share compensation plans	985	989
Tax benefit on share compensation plans	331	6
Exercise of share options	697	91

End of period	102,967	100,593

Retained earnings:
Beginning of period	43,830	24,846
Net income	17,606	14,758
Dividend declared (2007, $0.12/share and 2006, $0.105/share)	(1,603)	(1,389)

End of period	59,833	38,215

Unearned share compensation:
Beginning of period	—	(695)
Impact of adoption of SFAS 123R	—	695

End of period	—	—

Accumulated other comprehensive loss, net of taxes:
Beginning of period	(2,396)	(3,150)
Unrealized holding (losses) gains arising during the period, net of reclassification adjustment	(5,692)	1,247

End of period	(8,088)	(1,903)

Total shareholders’ equity	$154,712	136,905

Comprehensive (Loss) Income
Net income	$17,606	14,758
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period:
Gross	(9,345)	1,772
Related federal income tax benefit (expense)	3,268	(549)

Net unrealized (losses) gains	(6,077)	1,223

Reclassification adjustment for losses included in net income
Gross	(593)	(37)
Related federal income tax benefit	208	13

Net reclassification adjustment	(385)	(24)

Other comprehensive (loss) income	(5,692)	1,247

Total comprehensive income	$11,914	16,005

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$17,606	14,758
Adjustments:
Net realized investment losses	593	37
Deferred federal income tax benefit	(614)	(1,280)
Share-based compensation expense	985	989
Changes in assets and liabilities:
Premiums in course of collection, net	(385)	(3,724)
Deferred policy acquisition costs	418	(2,828)
Prepaid reinsurance premiums	(1,580)	(2)
Reinsurance recoverable on paid and unpaid losses, net	63	(2,065)
Income taxes payable/receivable	(2,158)	(491)
Losses and loss expense reserves	24,410	29,272
Collateral held	518	155
Unearned premiums	(903)	12,595
Other, net	(2,053)	377

Net cash provided by operating activities	36,900	47,793

Cash flows used in investing activities:
Purchases of equity securities	(12,574)	(8,829)
Purchases of fixed maturity securities available-for-sale	(163,046)	(90,998)
Proceeds from sales of equity securities	8,914	10,056
Proceeds from sales and maturities of fixed maturities available-for-sale	126,196	52,393
Change in short-term investments	1,365	(14,958)
Change in securities receivable/payable	7,393	8,590

Net cash used in investing activities	(31,752)	(43,746)

Cash flows provided by (used in) financing activities:
Dividend paid to shareholders	(1,603)	(1,389)
Exercise of share options	697	6
Tax benefit on share compensation plans	331	91
Draw on line of credit	650	1,000
Principal payment on line of credit	—	(1,000)

Net cash provided by (used in) financing activities	75	(1,292)

Increase in cash and equivalents	5,223	2,755
Cash and equivalents at beginning of period	7,960	5,628

Cash and equivalents at end of period	$13,183	8,383

Supplemental disclosure of cash flow information:
Interest paid	$2,339	1,734

Federal income taxes paid	$10,150	7,850

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2007
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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and loss expense reserves, the recoverability of deferred policy acquisition costs, the determination of federal income taxes, the net realizable value of reinsurance recoverables, the valuation of investments and the determination of other-than-temporary declines in the fair value of investments. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

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

Based on the above and pursuant to disclosure requirements contained in SFAS No. 128, Earnings Per Share, the following information represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the Company’s interim unaudited consolidated condensed financial statements:

	Three Months Ended September 30, 2007
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$5,759	13,252,010	$0.43
Effect of Dilutive Securities
Restricted common shares and share options	—	113,574	—

Diluted EPS
Net income	$5,759	13,365,584	$0.43

	Three Months Ended September 30, 2006
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$5,133	13,133,711	$0.39
Effect of Dilutive Securities
Restricted common shares and share options	—	136,878	—

Diluted EPS
Net income	$5,133	13,270,589	$0.39

	Nine Months Ended September 30, 2007
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$17,606	13,237,198	$1.33
Effect of Dilutive Securities
Restricted common shares and share options	—	165,026	(0.02)

Diluted EPS
Net income	$17,606	13,402,224	$1.31

	Nine Months Ended September 30, 2006
	(Dollars in thousands, except per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$14,758	13,116,317	$1.13
Effect of Dilutive Securities
Restricted common shares and share options	—	123,246	(0.02)

Diluted EPS
Net income	$14,758	13,239,563	$1.11

(3)	Investments

The Company invests primarily in investment-grade fixed income securities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities classified as held-to-maturity were as follows:

	September 30, 2007
		(In thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$87	10	—	97
Agencies not backed by the full faith and credit of the U.S. Government	1,016	—	(7)	1,009

Total	$1,103	10	(7)	1,106

	December 31, 2006
		(In thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$88	10	—	98
Agencies not backed by the full faith and credit of the U.S. Government	1,026	—	(23)	1,003

Total	$1,114	10	(23)	1,101

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed-maturity and equity securities classified as available-for-sale were as follows:

	September 30, 2007
		(In thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities	$2,403	17	(13)	2,407
Agencies not backed by the full faith and credit of the U.S. Government	14,562	42	(76)	14,528
Obligations of states and political subdivisions	181,158	336	(1,237)	180,257
Corporate securities	36,398	43	(565)	35,876
Mortgage-backed securities	69,469	26	(1,456)	68,039
Collateralized mortgage obligations	55,794	186	(1,462)	54,518
Asset-backed securities	37,803	194	(5,653)	32,344

Total fixed maturities	397,587	844	(10,462)	387,969

Equities:
Equity securities	31,851	12	(2,426)	29,437
Bond mutual funds	14,706	1	(410)	14,297

Total equities	46,557	13	(2,836)	43,734

Total	$444,144	857	(13,298)	431,703

	December 31, 2006
		(In thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities	$3,636	—	(49)	3,587
Agencies not backed by the full faith and credit of the U.S. Government	13,793	—	(258)	13,535
Obligations of states and political subdivisions	150,981	445	(795)	150,631
Corporate securities	35,058	125	(730)	34,453
Mortgage-backed securities	59,599	34	(1,108)	58,525
Collateralized mortgage obligations	49,486	152	(622)	49,016
Asset-backed securities	49,513	316	(1,154)	48,675

Total fixed maturities	362,066	1,072	(4,716)	358,422

Equities:
Equity securities	28,112	346	(270)	28,188
Bond mutual funds	14,876	62	(183)	14,755

Total equities	42,988	408	(453)	42,943

Total	$405,054	1,480	(5,169)	401,365

Other-than-temporary impairment losses result in permanent reductions to the cost basis of the underlying investments and are recorded as realized losses in the interim unaudited consolidated condensed statements of operations. Other-than-temporary losses of $764,000 and $1.6 million were realized on fixed maturity securities during the three and nine months ended September 30, 2007. These losses related to ten and twenty eight asset-backed securities that were written down in accordance with EITF 99-20 in the three and nine months ended September 30, 2007, respectively. In addition, five equity securities were written down in the amount of $308,000 during the three and nine months ended September 30, 2007. Other-than-temporary impairments of $202,000 were realized during the three and nine months ended September 30, 2006.

The estimated fair value, related gross unrealized loss, and the length of time that the securities have been impaired for held-to-

maturity securities that are considered temporarily impaired at September 30, 2007 are as follows:

September 30, 2007
	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	loss	value	loss	value	loss
(In thousands)
Fixed Maturity Securities:
U.S. Treasury Securities	$—	—	—	—	—	—
Agencies not backed by the full faith and credit of the U.S. Government	—	—	1,009	(7)	1,009	(7)

Total	$—	—	1,009	(7)	1,009	(7)

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired at September 30, 2007 are as follows:

	September 30, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
Fixed maturity securities:
U.S. Treasury securities	$0	0	1,302	(13)	1,302	(13)
Obligations of U.S. government corporations and agencies	0	0	6,714	(76)	6,714	(76)
Obligations of states and political subdivisions	88,149	(836)	37,650	(401)	125,799	(1,237)
Corporate securities	5,906	(122)	25,933	(443)	31,839	(565)
Mortgage-backed securities	37,195	(564)	29,716	(892)	66,911	(1,456)
Collateralized mortgage obligations	15,450	(1,071)	16,432	(391)	31,882	(1,462)
Asset-backed securities	10,925	(3,108)	10,690	(2,545)	21,615	(5,653)

Total	157,625	(5,701)	128,437	(4,761)	286,062	(10,462)
Equities:
Equity securities	24,757	(2,301)	3,830	(125)	28,587	(2,426)
Bond mutual funds	8,743	(243)	5,258	(167)	14,001	(410)

Total	33,500	(2,544)	9,088	(293)	42,588	(2,836)

Grand Total	$191,125	(8,245)	137,525	(5,054)	328,650	(13,298)

At September 30, 2007, the Company had 182 fixed income securities and 8 equity securities that have been in an unrealized loss position for one year or longer. Of the fixed income securities, 160 are investment grade, of which 147 of these securities are rated A1/A or better (including 106 securities which are rated AAA). The 22 remaining non-investment grade fixed income securities have an aggregate fair value equal to 69.3% of their book value as of September 30, 2007. Of the equity securities, three that have been in an unrealized loss position for one year or longer relate to investments in closed or open ended bond or preferred stock funds. Each of these investments continues to pay its regularly scheduled monthly dividend and there have been no material changes in credit quality for any of these funds over the past twelve months. Finally, the five remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved or stable financial performance during the past twelve months. In addition, these five equity securities have an aggregate fair market value equal to 93.1% of their book value as of September 30, 2007. All 182 of the fixed income securities are current on interest and principal and all of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes that it is probable that all contract terms of each security will be satisfied. The unrealized loss position for all investments, including equity securities, is due to the changes in interest rate environment and current capital market conditions and the Company has the positive intent and ability to hold these securities until they mature or recover in value.

(4)	Loss and Loss Expense Reserves

Loss and loss expense reserves represent our best estimate of ultimate amounts for losses and related expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to us, a review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability, and many other factors. In establishing reserves, we also take into account estimated recoveries, reinsurance, salvage and subrogation. The reserves are reviewed regularly by a team of actuaries we employ.

Net loss and loss expenses incurred were $33.0 million for the quarter ended September 30, 2007, compared to $34.4 million for the quarter ended September 30, 2006. In the third quarter of 2007, the Company recorded $34.0 million of incurred losses and loss expenses attributable to the 2007 accident year, which was partially offset by favorable development of $946,000 attributable to events of prior years. In the third quarter of 2006, the Company recorded $35.6 million of incurred losses and loss expenses attributable to the 2006 accident year and $1.2 million of favorable development attributable to events of prior years.

Net loss and loss expenses incurred were $100.0 million for the nine months ended September 30, 2007, compared to $97.4 million for the nine months ended September 30, 2006. In the first nine months of 2007, the Company recorded $104.5 million of incurred losses and loss expenses attributable to the 2007 accident year, which were partially offset by favorable development of $4.5 million attributable to events of prior years, as discussed below. For the nine months ended September 30, 2006, the Company recorded $97.0 million of incurred losses and loss expenses attributable to the 2006 accident year and $353,000 attributable to events of prior years.

For the three months ended September 30, 2007, the Company experienced favorable non-catastrophe case reserve development within the property line, producing a reduction in ultimate loss and loss expenses by $1.8 million primarily for the 2005 and 2006 accident years. Within the casualty line, the Company experienced $981,000 of unfavorable development primarily related to the settlement of one claim and an increase in projected construction defect claim counts.

For the three months ended September 30, 2006, the Company experienced favorable non-catastrophe case reserve development within the property line, producing a reduction in ultimate loss and loss expenses by $3.3 million, primarily for the 2004 and 2005 accident years. This favorable development was offset by an increase of $200,000 in casualty reserves during the three month period as a result of a small amount of adverse development in the casualty line related to one specific claim. Additionally, the Company recorded approximately $1.9 million of unfavorable development during the three months ended September 30, 2006 primarily related to estimated costs associated with possible reinsurance collection issues on the 1998 through 1999 workers compensation reinsurance treaties.

The favorable development during the nine months ended September 30, 2007 resulted primarily from reductions in the ultimate loss ratios for accident years 2005 and 2006 on the claims made contractor liability business included in our property and casualty segment. The Company reduced carried reserves related to the 2005 and 2006 casualty business based on the Company’s internal actuarial reserve recommendations. The 2005 and 2006 casualty reserves have performed better than expected to date, and previously carried reserves exceeded the current indications for each of the estimation methods applied in the Company’s internal actuarial analysis. At the beginning of 2005, the Company began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. The Company wrote a significant volume of claims made contractor business in both 2005 and 2006, and this business has continued to perform better than expected. The Company continues to monitor loss emergence on this book and adjusts assumptions and estimates as needed. The Company continues to write contractor business on an occurrence form on a limited basis, in certain jurisdictions and for certain classes of business. In addition, this favorable development was supplemented in the third quarter of 2007 by $1.8 million of favorable development in our property line as a result of favorable case reserve development that was below our expectations, resulting in a reduction of our ultimate loss and loss expenses for the 2005 and 2006 accident years.

For the nine months ended September 30, 2006, the Company experienced favorable non-catastrophe property case reserve development producing a reduction in ultimate loss and loss expenses by $7.0 million primarily for the 2004 and 2005 accident years. The Company also changed its estimates during such nine month period on catastrophe losses by reducing its estimates on Hurricane Wilma by $1.2 million due to actual incurred losses being lower than original estimates. This favorable development was offset by an increase of $4.3 million in casualty reserves during such nine-month period as a result of a small amount of adverse development in the casualty line and a result of a refinement to the internal actuarial reserving technique concerning the weighting of reserve indications and supplemental information concerning claims severities. The Company’s casualty reserves moved to a higher point on the range of loss and loss expense reserve estimate, despite the fact that overall, the Company’s casualty book of business performed within the range of expectations for the quarter and nine months ended September 30, 2006. The Company also incurred approximately $1.4 million of adverse development during the nine months ended September 30, 2006 due to an increase in legal severities on construction defect claims. Additionally, the Company recorded approximately $2.9 million of unfavorable development during the nine months ended September 30, 2006 related to estimated costs associated with possible reinsurance collection issues on two separate casualty claims and the 1998 and 1999 workers compensation reinsurance treaties.

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

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Premiums written:
Direct	$63,934	68,849	186,950	190,612
Assumed	1,202	454	4,425	2,400
Ceded	(9,304)	(8,638)	(26,899)	(23,426)

Net premiums written	$55,832	60,665	164,476	169,586

Premiums earned:
Direct	63,019	62,831	187,206	177,977
Assumed	1,567	523	5,072	2,440
Ceded	(8,713)	(7,929)	(25,320)	(23,425)

Net premiums earned	$55,873	55,425	166,958	156,992

Losses and loss expenses incurred:
Direct	$36,468	34,133	107,982	106,993
Assumed	213	481	974	838
Ceded	(3,644)	(221)	(8,918)	(10,424)

Net losses and loss expenses incurred	$33,037	34,393	100,038	97,407

The Company’s allowance for uncollectible reinsurance was $3.4 million at September 30, 2007. The allowance for uncollectible reinsurance was $4.1 million at December 31, 2006. During the third quarter of 2007, the Company settled with one of its reinsurers and established a $200,000 allowance related to arbitration costs associated with a dispute with another reinsurer.

Management believes that the reserves for uncollectible reinsurance constitute a reasonable provision for expected costs and recoveries related to the collection of the recoverables on these claims; however, actual legal costs and settlements of these claims could vary significantly from the current estimates recorded.

(6)	Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisition costs deferred and amortized:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$26,782	22,906	26,915	20,649
Policy acquisition costs deferred	13,783	15,011	42,038	42,230
Amortization of deferred policy acquisition costs	(14,068)	(14,440)	(42,456)	(39,402)

Balance at end of period	$26,497	23,477	26,497	23,477

As of September 30, 2007, the Company expensed $41,000 of unamortized deferred policy acquisition costs related to the auto physical damage program. This expense was a result of the fact that the program’s loss and loss expense ratio exceeded our expectations causing the program to fall below the profitability levels required for continued deferral of the additional policy acquisition costs. As of September 30, 2006, the Company expensed $766,000 of unamortized deferred policy acquisition costs related to the auto physical damage program.

(7)	Federal Income Taxes

The income tax provision for the three and nine months ended September 30, 2007 has been computed based on our estimated annual effective tax rate of 30.5% which differs from the federal income tax rate of 35% principally because of tax-exempt investment income. The income tax provision for the three and nine months ended September 30, 2006 of 30.3% and 29.5%, respectively, was computed based on our estimated annual effective tax rate of 29.5% which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

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

In August of 2007, the Board of Directors approved a $10.0 million share repurchase plan. As of September 30, 2007, no shares have been repurchased under this plan.

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

With respect to qualified options, an employee may be granted an option to purchase shares at the grant date fair market value, payable as determined by the Company’s board of directors. An optionee must exercise an option within 10 years from the grant date. Full vesting of option grants occurs at the end of four years.

With respect to non-qualified options, an employee or a board member may be granted an option to purchase shares at the grant date fair market value, payable as determined by the Company’s board of directors. An optionee must exercise an option within 10 years from the grant date. Full vesting of option grants occurs at the end of three years for the board of directors and four years for employees.

For both non-qualified and qualified options, the option exercise price equals the stock’s fair market value on the date of the grant. Compensation expense is measured on the grant date fair value using a Black Scholes model. The compensation cost is recognized over the respective service period, which typically matches the vesting period.

The time-based restricted shares are granted to key executives and vest in equal installments upon the lapse of a period of time, typically over four-and five-year periods; and include both monthly and annual vesting periods. Compensation expense for time-based restricted shares is measured on the grant date fair value and then recognized over the respective service period, which typically matches the vesting period.

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

The Company may grant awards for up to 1.2 million shares under the plan. Through September 30, 2007, the Company had granted 311,000 non-qualified options, 292,500 qualified options, 156,000 time-based restricted shares, 127,353 performance- based restricted shares, and 8,661 non-restricted shares under the share plan.

The Company did not grant any awards during the three months ended September 30, 2007. During the second quarter of 2007, the Company granted 12,000 non-qualified options to members of its board of directors which vest monthly over a three-year period. During the quarter ended March 31, 2007, the Company awarded certain employees 85,000 share options which vest monthly over a four-year period. The weighted average fair value of options granted during the nine months ended September 30, 2007 was $6.46. A summary of the status of the option plan at September 30, 2007, and changes during the three and nine months then ended is presented in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007		September 30, 2007
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	536,642	$12.26	505,900	$10.58
Changes during the period:
Granted	—	—	97,000	19.81
Exercised	—	—	(66,258)	10.51
Forfeited	(4,088)	15.15	(4,088)	15.15
Expired	—	—	—	—

Outstanding at end of period	532,554	$12.24	532,554	$12.24

Exercisable at end of period	367,774	$10.84	367,774	$10.84

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants issued during the nine months ended September 30, 2007:

	Nine Months
	Ended September 30,
	2007
Risk-free interest rate		4.51%
Expected dividends		0.74%
Expected volatility		25.45%
Weighted average expected term	6.28	Years
            Information on the range of exercise prices for options outstanding at September 30, 2007, is as follows:

		Options Outstanding
		Weighted			Options Excercisable
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Price Range	Options	Term	Price	Value	Options	Price	Value
$10.20	11,386	7.7	$10.20	$50,440	9,156	$10.20	$40,561
$10.50	309,349	6.6	$10.50	$1,277,611	296,112	$10.50	$1,222,944
$10.64	106,042	8.3	$10.64	$423,108	45,562	$10.64	$181,792
$13.04	10,721	8.7	$13.04	$17,046	5,156	$13.04	$8,198
$18.70	10,056	9.7	$18.70	$(40,928)	1,176	$18.70	$(4,786)
$19.97	85,000	9.4	$19.97	$(453,900)	10,612	$19.97	$(56,668)

				$1,273,377			$1,392,041

A summary of all employee time-based restricted share activity during the three and nine months ended September 30, 2007 is as follows:

	For the Three Months Ended September 30, 2007		For the Nine Months Ended September 30, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Price	Shares	Grant Price
Outstanding at beginning of period	35,699	$10.15	45,156	$10.19
Changes during the period:
Granted	—	—	—	—
Vested	(10,678)	10.15	(20,135)	10.24
Cancelled	—	—	—	—

Outstanding at end of period	25,021	$10.15	25,021	$10.15

In March 2007, the Company granted 35,625 performance-based restricted shares to certain executives that vest annually over a four-year period subject to the achievement of certain performance metrics. The Company accounts for these awards as fixed awards that are recorded at fair value on the date of grant. A summary of all employee performance-based restricted share activity during the three and nine months ended September 30, 2007 is as follows:

	For the Three Months		For the Nine Months
	Ended September 30, 2007		Ended September 30, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Price	Shares	Grant Price
Outstanding at beginning of period	91,012	$15.82	64,728	$12.76
Changes during the period:
Granted	—	—	35,625	19.97
Vested	(9,176)	14.49	(18,517)	12.48
Cancelled	—	—	—	—

Outstanding at end of period	81,836	$15.96	81,836	$15.96

As of September 30, 2007, total compensation cost related to nonvested share options or restricted shares was $1.7 million, which is expected be recorded over 2.4 years. Total compensation cost for share-based awards was $281,000 and $376,000 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, total compensation cost was $985,000 and $989,000, respectively. The tax benefit included in the accompanying statements of operations related to the compensation cost was $11,000 and $46,000 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006 the tax benefit included in the accompanying statements of operations related to the compensation cost was $331,000 and $91,000, respectively. For the three and nine months ended September 30, 2007, the Company had $47,000 and $165,000 of compensation cost for share-based awards capitalized with deferred policy acquisition costs.

(10)	Segment Reporting Disclosures

The Company operates in the Property and Casualty Segment (including general liability, multi-peril, commercial property, garage liability and auto physical damage).

The Company’s Other Segment (including exited lines) includes the surety business and the Company’s exited lines, such as workers’ compensation and commercial auto/trucking. A limited amount of surety business is written in order to maintain Century’s U.S. Treasury listing.

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

Following is a summary of segment disclosures:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Segment revenue:
Property and Casualty	$54,474	55,044	162,501	155,005
Investing	5,216	5,003	15,904	14,077
Other (including exited lines)	1,399	381	4,457	1,987

Segment revenue	$61,089	60,428	182,862	171,069

Segment profit:
Property and Casualty	$3,459	4,208	11,177	9,088
Investing	5,216	5,003	15,904	14,077
Other (including exited lines)	380	(994)	914	(276)

Segment profit	$9,055	8,217	27,995	22,889

Segment assets:
Investing	$457,064	413,606	457,064	413,606
Assets not allocated	162,906	127,028	162,906	127,028

Total consolidated assets	$619,970	540,634	619,970	540,634

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Total revenues:
Segment revenues	$61,089	60,428	182,862	171,069
Other	159	101	379	353

Total consolidated revenues	$61,248	60,529	183,241	171,422

Income before income tax expense:
Segment profit	$9,055	8,217	27,995	22,889
Unallocated amounts:
Other income	159	101	379	353
Corporate expenses	(261)	(341)	(1,021)	(598)
Interest expense	(684)	(608)	(2,038)	(1,718)

Income before income tax expense	$8,269	7,369	25,315	20,926

The following is a summary of earned premium by group of products:

	Property	Casualty	Other	Consolidated
		(In thousands)
Three Months Ended September 30, 2007
Property and Casualty	$19,019	35,455	—	54,474
Other (including exited lines)	—	—	1,399	1,399

Earned premiums	$19,019	35,455	1,399	55,873

Three Months Ended September 30, 2006
Property and Casualty	$15,779	39,265	—	55,044
Other (including exited lines)	—	—	381	381

Earned premiums	$15,779	39,265	381	55,425

	Property	Casualty	Other	Consolidated
		(In thousands)
Nine Months Ended September 30, 2007
Property and Casualty	$57,391	105,110	—	162,501
Other (including exited lines)	—	—	4,457	4,457

Earned premiums	$57,391	105,110	4,457	166,958

Nine Months Ended September 30, 2006
Property and Casualty	$45,251	109,754	—	155,005
Other (including exited lines)	—	—	1,987	1,987

Earned premiums	$45,251	109,754	1,987	156,992

The Company does not manage property and casualty products at this level of detail.

(11)	Dividends to Common Shareholders

On March 8, 2007, the Board of Directors declared a dividend of $0.04 per common share that was paid on April 18, 2007 to shareholders of record as of March 27, 2007. In addition, on May 17, 2007, the Board of Directors declared a dividend of $0.04 per common share that was paid on June 6, 2007 to shareholders of record as of May 24, 2007. On August 16, 2007, the Board of Directors declared a dividend of $0.04 per common share was paid on September 19, 2007 to shareholders of record as of August 29, 2007.

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

The Company has a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. The Company did not make any draws on the line of credit during the third quarter of 2007. During the first nine months of 2007, the Company made draws totaling $650,000 on the line of credit for general corporate purposes. At September 30, 2007, there was $4.7 million outstanding under the line of credit. Interest expense for the three and nine months ended September 30, 2007 was approximately $77,000 and $246,000, respectively. The Company did not have any borrowings outstanding under the line of credit at September 30, 2006. Interest expense for the three and nine months ended September 30, 2006 was $6,000.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated condensed financial statements and the notes to those statements included in this Form 10-Q. Some of the statements in this report, including those set forth in the discussion and analysis below, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Factors that could cause actual results to differ materially from our forward-looking statements are described under the heading “Risks Related to Our Business and Industry” in our Annual Report on Form 10-K for the year ended December 31, 2006, and elsewhere in this report, and include, but are not limited to, the following factors:
•	our business is cyclical in nature and our industry is currently experiencing softening market conditions which may affect our financial performance, our ability to grow and the price of our common shares;

•	our success depends on our ability to appropriately price the risks we underwrite;

•	our actual incurred losses may be greater than our loss and loss expense reserves, which could cause our future earnings, liquidity and financial rating to decline;

•	severe weather conditions and other catastrophes, including the wild fires in Southern California, may result in an increase in the number and amount of claims experienced by our insureds;

•	a decline in our financial rating assigned by A.M. Best & Company may result in a reduction of new or renewal business;

•	if we are unable to compete effectively with the large number of companies in the insurance industry for underwriting revenues, we may incur increased costs and our underwriting revenues and net income may decline;

•	we distribute our products through a select group of general agents, five of which account for a significant part of our business, and such relationships could be discontinued or cease to be profitable;

•	we may not be successful in developing our new specialty lines or new classes of insureds through our program unit that could cause us to experience losses;

•	we may not find suitable acquisition candidates or new insurance ventures and even if we do, we may not successfully integrate any such acquired companies or successfully invest in such ventures;

•	our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in government monetary policies, general economic conditions and overall capital market conditions, all of which impact interest rates;

•	our investment performance may suffer as a result of adverse capital market developments or other factors, which may affect our financial results and ability to conduct business;

•	if we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment;

•	our reinsurers may not pay claims made by us on losses in a timely fashion or may not pay some or all of these claims, in each case causing our costs to increase and our revenues to decline;

•	we are subject to extensive regulation and judicial decisions affecting insurance and tort law, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with such regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations;

•	as a holding company, we are dependent on the results of operations of our insurance subsidiaries and the regulatory and contractual capacity of our subsidiaries to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiaries may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends;

•	although we have paid cash dividends in the past, we may not pay cash dividends in the future;

•	if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered;

•	managing technology initiatives and meeting new data security requirements present significant challenges to us;

•	our general agents may exceed their authority and bind us to policies outside our underwriting guidelines, and until we effect a cancellation of a policy, we may incur loss and loss expenses related to that policy;

•	our reliance on our agents subjects us to credit risk; and

•	we are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
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
     For fixed-maturity and equity securities that can not be contractually prepaid or otherwise settled, an other-than-temporary impairment charge is taken when we do not have the ability and intent to hold the security until the forecasted recovery or maturity or if it is no longer probable that we will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; our intent to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.
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
     For additional detail regarding our investment portfolio at September 30, 2007 and December 31, 2006, including disclosures regarding other-than-temporary declines in investment value, see “Investment Portfolio” below and Note 3 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
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
Results of Operations
     The table below summarizes our operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Selected Financial Data:
Gross written premiums	$65,136	69,303	191,375	193,012
Premiums earned	55,873	55,425	166,958	156,992
Net investment income	5,571	4,999	16,497	14,114
Net realized investment (losses) gains	(355)	4	(593)	(37)
Total revenues	61,248	60,529	183,241	171,422
Total expenses	52,979	53,160	157,926	150,496
Net income	5,759	5,133	17,606	14,758
Key Financial Ratios:
Loss and loss expense ratio	59.1%	62.1%	59.9%	62.0%
Expense ratio	34.5%	32.8%	33.5%	32.7%

Combined ratio	93.6%	94.9%	93.4%	94.7%

Overview of Operating Results
     Net income was $5.8 million for the three months ended September 30, 2007 compared to net income of $5.1 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, net income was $17.6 million compared to net income of $14.8 million for the nine months ended September 30, 2006.
     The increase in net income for the three and nine months ended September 30, 2007 was primarily attributable to an increase in earned premium and net investment income, coupled with a lower combined ratio. The increase in net earned premium resulted from our growth in gross written premiums in 2006 that is being earned in 2007. This increase was slightly offset by a decrease in gross written premium in the third quarter of 2007. Our gross written premiums decreased 6.0% for the third quarter of 2007 and .8% for the nine months ended September 30, 2007 compared to the same periods in 2006. During the third quarter, we continued to experience increased competition across our product lines with indications of other carriers continuing to lower their rates and expand their risk profile. Despite this increase in competition, we maintained our underwriting discipline. The increase in earned premium was supplemented by a 11.4% and 16.9% increase in net investment income for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. This is due to continued positive cash flows from operations. Our tax equivalent yield for the three and nine months ended September 30, 2007 was 5.6% and 5.7%, respectively, compared to 5.8% for the same periods in 2006. Net realized investments losses were $355,000 and $593,000 for the three and nine months ended September 30, 2007, respectively. This compares to net realized investment gains/(losses) of $4,000 and $(37,000) for the three and nine months ended September 30, 2006.
     Total expenses remained stable at $53.0 million for the three months ended September 30, 2007 compared to the same period in 2006. For the nine months ended September 30, 2007, expenses increased to $157.9 million from $150.5 million for the same period in 2006. The increase in other operating expenses in the first nine months of 2007 is due to higher than expected costs related to our agent contingent commission program and $300,000 of professional and other fees expensed, which related primarily to an aborted public equity offering. The increases were partially offset by recoveries received from our corporate insurance policy. The combined ratio for the three months ended September 30, 2007 was 93.6% compared to 94.9% for the same period in 2006. For the first nine months of 2007, the combined ratio was 93.4% compared to 94.7% for the same period of 2006. For the quarter ended September 30, 2007, the loss and loss expense ratio was 59.1% compared to 62.1% and for the nine months ended September 30, 2007, our loss and loss expense ratio was 59.9% compared to 62.0%. For the three and nine months ended September 30, 2007, total loss and loss expenses related to the 2007 accident year was $34.0 million and $104.5 million respectively, which was partially offset by $946,000 and $4.5 million, respectively of favorable reserve development on prior accident years. This compares to $35.6 million and $97.0 million of current accident year loss and loss expenses and $1.2 million of favorable and $353,000 of unfavorable reserve development on prior accident years for the three and nine months ended September 30, 2006, respectively. The increase in loss and loss expenses for the nine months ended September 30, 2007 related to the current accident year is primarily due to the growth in earned premium as well as increases in losses primarily from the auto physical damage program. The favorable development for the nine months ended September 30, 2007 primarily related to our claims made contractors casualty business written in 2005 and 2006 and our property business written in 2005 and 2006. This business continued to perform better than our original estimates.
     The expense ratio for the three months ended September 30, 2007 and 2006 was 34.5% and 32.8%, respectively. For the nine months ended September 30, 2007, our expense ratio was 33.5% compared to 32.7% for the same period in 2006. The increase in the expense ratio is directly attributable to higher contingent commissions due to the favorable loss experience, lower growth in earned premium and approximately $300,000 of professional fees and other costs incurred in the second quarter of 2007 related primarily to an aborted public equity offering. In addition, we incurred a higher blended commission rate due to a greater percentage of binding business that has a higher commission rate than that of brokerage business during the third quarter of 2007 and for the nine months ended September 30, 2007.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Gross written premiums Property/casualty	$63,597	68,442	186,896	190,322
Other (including exited lines)	1,539	861	4,479	2,690

Total gross written premiums	65,136	69,303	191,375	193,012
Ceded written premiums	9,304	8,638	26,899	23,426

Net written premiums	$55,832	60,665	164,476	169,586

Net premiums earned	$55,873	55,425	166,958	156,992

Net written premiums to gross written premiums	85.7%	87.5%	85.9%	87.9%
Net premiums earned to net written premiums	100.1%	91.4%	101.5%	92.6%
Net writings ratio (1)	1.5	1.8	1.4	1.7

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.
          Gross Written Premiums

     Gross written premiums decreased by $4.2 million to $65.1 million for the three months ended September 30, 2007 from $69.3 million for the same period in 2006. For the nine months ended September 30, 2007, gross written premiums decreased $1.6 million to $191.4 million compared to $193.0 million for the comparable period in 2006. During the third quarter of 2007 and first nine months of 2007, we continued to experience an increase in competition with indications that we believe show other carriers are striving to increase their market share by reducing prices and providing broader coverage forms. These softening market conditions were most prevalent in our casualty market where we saw a decrease in premiums from our casualty book resulting from other carriers offering broader coverages at a lower price on certain classes of business. In addition, due to the unfavorable underwriting results from our auto physical damage book written in 2006, we significantly decreased the amount of business written in the program for the three and nine months ended September 30, 2007 compared to the same periods in 2006.
     We have written a lower amount of business in the auto physical damage program and continue to encounter an increase in competition. However, we have experienced growth from our garage and ocean marine business. We have had moderate rate decreases in our core property and casualty business thus far in 2007. The increase in other, including exited lines, is due to higher assumed bonding business.
          Net Written and Earned Premiums
     Net written premiums decreased by $4.8 million to $55.8 million for the third quarter 2007 compared to the third quarter of 2006. For the nine months ended September 30, 2007, net written premiums decreased by $5.1 million compared to the same period in 2006. These decreases were due to lower gross written premiums and higher ceded premium. The additional ceded premium in the three and nine months ended September 30, 2007 compared to the same periods in 2006 is due to a change in the mix of business to the total business, which has a higher ceding rate than our casualty line.
     Net written premiums represented 85.7% and 85.9% of gross written premiums for the three and nine months ended September 30, 2007, respectively, compared to 87.5% and 87.9% for the same periods, respectively in 2006. The lower relationship of net written premiums to gross written premiums for the three and nine months ended September 30, 2007 reflects an increase in ceded premiums in the current year, as noted above.
     The ratio of premiums earned to net written premiums for the third quarter of 2007 and 2006 was 100.1% and 91.4%, respectively. Premiums earned represent 101.5% of net written premiums for the nine months ended September 30, 2007 compared to 92.6% for the first nine months ended September 30, 2006. The relationship of premiums earned to net written premiums during the third quarter and first nine months of 2007 was higher compared to the same period in 2006, reflecting a decrease in the growth rate of premiums in 2007 compared to the same periods in 2006.
          Net Investment Income
     Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses.
     Net investment income was $5.6 million and $16.5 million for the three and nine months ended September 30, 2007, compared to $5.0 million and $14.1 million for the same periods in 2006. The increase was primarily due to an increase in assets available for investment, including cash. Invested assets, including cash, increased by $34.1 million to $470.2 million as of September 30, 2007 from $436.1 million as of September 30, 2006. The pre-tax investment yield for the three and nine months ended September 30, 2007 was 5.0% and 5.1%, compared to 5.2% and 5.1% for the same periods in 2006. Our taxable equivalent yield for the three and nine months ended September 30, 2007 was 5.6% and 5.7%, respectively, compared to 5.8% for the same periods in 2006.
          Realized Gains (Losses) on Securities
     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.
     We realized net investment losses of $355,000 and $593,000 on the sale or write downs of securities for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, we realized net investment gains of $4,000 and net investment losses of $37,000, respectively on the sale and write down of securities. Other-than-temporary losses of $764,000 and $1.6 million were realized on fixed maturity securities during the three and nine months ended September 30, 2007. These losses related to ten and twenty-eight asset-backed securities that were written down in accordance with EITF 99-20 for the three and nine months ended September 30, 2007, respectively. In addition, 5 equity securities were written down in the amount of $308,000 in the three and nine months ended September 30, 2007. An other-than-temporary loss of $202,000 was realized during the three and nine months ended September 30, 2006.
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
     Loss and loss expense reserves represent our best estimate of ultimate amounts for losses and related expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us.  Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates and actuarial expertise and estimation techniques at a given accounting date.  The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution.  These estimates are based on facts and circumstances then known to us, a review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability, and many other factors.  In establishing reserves, we also take into account estimated recoveries, reinsurance, salvage and subrogation.  The reserves are reviewed regularly by a team of actuaries we employ and annually reviewed by an outside independent actuarial firm primarily for the purpose of obtaining an opinion on our reserves for our statutory financial statements and for regulatory purposes.
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
     Due to the inherent uncertainty in estimating reserves for losses and loss expenses, there can be no assurance that the ultimate liability will not materially exceed amounts reserved, with a resulting adverse effect on our results of operations and financial condition.  Based on the current assumptions used in calculating reserves, management believes our overall recorded reserves at September 30, 2007 make a reasonable provision for our future obligations.
     Our reserve for losses and loss expenses at September 30, 2007 was $275.1 million (before the effects of reinsurance) and $237.3 million (after the effects of reinsurance), as estimated through our actuarial analysis. During the first nine months of 2007, we concluded through our actuarial analysis that the December 31, 2006 reserve for losses and loss expenses of $214.6 million (after the effects of reinsurance) was redundant by $4.5 million, primarily due to favorable development in our claims made casualty reserves on business written in the 2005 and 2006 years and our property reserves on business written in the 2005 and 2006 years. Our case and IBNR reserve for losses and loss expenses (net of the effects of reinsurance) and the effects of reinsurance at September 30, 2007 and December 31, 2006 by line is summarized as follows:

	September 30, 2007			December 31, 2006
	Case	IBNR	Total	Case	IBNR	Total
Property and Casualty:
Casualty	$55,529	152,204	207,733	59,801	128,569	188,370
Property	12,326	13,571	25,897	13,506	8,796	22,302
Other (including exited lines):
Commercial auto	98	4	102	147	—	147
Workers’ compensation	1,033	2,040	3,073	1,164	2,056	3,220
Surety	—	519	519	—	529	529

Net reserves for losses and loss expenses	68,986	168,338	237,324	74,618	139,950	214,568
Plus reinsurance recoverables on unpaid losses at end of period	9,632	28,126	37,758	11,723	24,381	36,104

Gross reserves for losses and loss expenses	$78,618	196,464	275,082	86,341	164,331	250,672

     Net loss and loss expenses incurred were $33.0 million for the quarter ended September 30, 2007, compared to $34.4 million for the quarter ended September 30, 2006. In the third quarter of 2007, the Company recorded $34.0 million of incurred losses and loss expenses attributable to the 2007 accident year, which was partially offset by favorable development of $946,000 attributable to events of prior years. In the third quarter of 2006, the Company recorded $35.6 million of incurred losses and loss expenses attributable to the 2006 accident year and $1.2 million of favorable development attributable to events of prior years.
     Net loss and loss expenses incurred were $100.0 million for the nine months ended September 30, 2007, compared to $97.4 million for the nine months ended September 30, 2006. In the first nine months of 2007, the Company recorded $104.5 million of incurred losses and loss expenses attributable to the 2007 accident year, which were partially offset by favorable development of $4.5 million attributable to events of prior years, also described above. For the nine months ended September 30, 2006, the Company recorded $97.0 million of incurred losses and loss expenses attributable to the 2006 accident year and $353,000 attributable to events of prior years.
     For the three months ended September 30, 2007, we experienced favorable non-catastrophe case reserve development, within the property line, producing a reduction in ultimate loss and loss expenses by $1.8 million primarily for the 2005 and 2006 accident years. Within the casualty line, we experienced $981,000 of unfavorable development primarily related to the settlement of one claim and an increase in projected construction defect claim counts.
     For the three months ended September 30, 2006, within the property line, we experienced favorable non-catastrophe case reserve development producing a reduction in ultimate loss and loss expenses by $3.3 million primarily for the 2004 and 2005 accident years. This favorable development was offset by an increase of $200,000 in casualty reserves during the three-month period as a result of a small amount of adverse development in the casualty line related to one specific claim. Additionally, we recorded approximately $1.9 million of unfavorable development during the three months ended September 30, 2006 primarily related to estimated costs associated with possible reinsurance collection issues on the 1998 through 1999 workers compensation reinsurance treaties.
     The favorable development during the nine months ended September 30, 2007 resulted primarily from reductions in the ultimate loss ratios for accident years 2005 and 2006 on the claims made contractor liability business included in our property and casualty segment. We reduced carried reserves related to the 2005 and 2006 casualty business based on our internal actuarial reserve recommendations. The 2005 and 2006 casualty reserves have performed better than expected to date, and previously carried reserves exceeded the current indications for each of the estimation methods applied in our internal actuarial analysis. At the beginning of 2005, we began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. We wrote a significant volume of claims made contractor business in both 2005 and 2006, and this business has continued to perform better than expected. We continue to monitor loss emergence on this book and we adjust assumptions and estimates as needed. We continue to write contractor business on an occurrence form on a limited basis, in certain jurisdictions and for certain classes of business. In addition, this favorable development was supplemented in the third quarter of 2007 by $1.8 million of favorable development in our property line as a result of favorable case reserve development that was below our expectations, resulting in a reduction of our ultimate loss and loss expenses for the 2005 and 2006 accident years.

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
          Operating Expenses
     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$14,068	14,440	42,456	39,402
Other operating expenses	5,190	3,719	13,394	11,969

ADAC and other operating expenses	19,258	18,159	55,850	51,371
Interest expense	684	608	2,038	1,718

Total operating expenses	$19,942	18,767	57,888	53,089

Expense ratio:
ADAC	25.2%	26.1%	25.4%	25.1%
Other operating expenses	9.3%	6.7%	8.1%	7.6%

Total expense ratio (1)	34.5%	32.8%	33.5%	32.7%

(1)	Interest expense is not included in the calculation of the expense ratio.
     Operating expenses increased by 6.3% and 9.0% for the three and nine months ended September 30, 2007, respectively compared to the same periods in 2007. The overall expense ratio for the three and nine months ended September 30, 2007 was 34.5% and 33.5%, respectively, compared to 32.8% and 32.7% for the same periods in 2006. The increase in other operating expenses for the three months ended September 30, 2007 compared to the same periods in 2006, is due to higher agent contingent commissions, resulting from the favorable loss experience that we experienced in the third quarter of 2007.
     For the nine months ended September 30, 2007, we experienced a slight increase in our ADAC portion of the expense ratio as a result of a higher amount of binding business which has higher acquisition costs relative to brokerage business, a higher amount of assumed bonding business that has higher acquisition costs relative to our direct business and a lower amount of acquisition expenses that were able to be deferred related to the auto physical damage program. During the third quarter of 2006, the loss and loss expense ratio related to this program exceeded our expectations causing the program to fall below the profitability levels required for continued deferral of the additional policy acquisition costs. This resulted in $41,000 of additional expense for the nine months ended September 30, 2007, compared to additional expense of $766,000 for the three and nine months ended September 30, 2006.

     The increase in other operating expenses in the first nine months of 2007 is due to higher than expected costs related to our agent contingent commission program and $300,000 of professional and other fees expensed, which related primarily to an aborted public equity offering. The increases were partially offset by recoveries received from our corporate insurance policy.
     Interest expense increased on our variable rate Trust Preferred securities due to the increase in LIBOR during 2007. In addition, we incurred $77,000 and $246,000 of interest expense related to our line of credit for the three and nine months ended September 30, 2007, compared to $6,000 for the same periods in 2006.
Income Taxes
     We have historically filed a consolidated federal income tax return that has included all of our subsidiaries. The income tax provision for the three and nine months ended September 30, 2007 has been computed based on our estimated annual effective tax rate of 30.5% which differs from the federal income tax rate of 35% principally because of tax-exempt investment income. The income tax provision for the three and nine months ended September 30, 2006 of 30.3% and 29.5%, respectively have been computed based on our estimated annual effective tax rate of 29.5%, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.
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
     Our insurance subsidiaries are restricted by statute as to the amount of dividends they may pay without the prior approval of regulatory authorities. Century and PIC may pay dividends without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the trailing twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the total ordinary dividend available to be paid from Century to ProCentury during 2007 is $18.4 million. The ordinary dividend available to be paid from PIC to Century during 2007 is $1.6 million.
     Century paid ordinary dividends of $1.3 million for the three months ended September 30, 2007. No dividends were paid for the three months ended September 30,2006. For the nine months ended September 30, 2007 and 2006, ordinary dividends of $3.9 million and $2.6 million were paid, respectively. PIC did not pay dividends to Century in 2007 or 2006. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.
     Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2006, Century’s and PIC’s statutory surplus was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2006 was $137.5 million and the authorized control level was $36.3 million. As of September 30, 2007, Century’s statutory surplus was $153.3 million.
     In August of 2007, our Board of Directors approved a $10.0 million share repurchase plan. As of September 30, 2007, no shares have been repurchased under this plan.
     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006. Consolidated net cash provided by operating activities was $36.9 million for the first nine months of 2007, compared to $47.8 million for the same period in 2006.

The majority of the decrease is due to the lower amount of growth in premiums for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
     Consolidated net cash used in investing activities was $31.8 million for the first nine months of 2007, compared to $43.7 million for the same period in 2006. The decrease resulted from a lower amount of operational cash available for investing at September 30, 2007 compared to the same period in 2006.
     Consolidated net cash provided by financing activities was $75,000 for the first nine months of 2007, compared to net cash used in financing activities of approximately $1.3 million for the same period in 2006. This increase is primarily the result of $697,000 of proceeds from the exercise of share options and $650,000 draw on the line of credit, which were partially offset by higher dividends paid to shareholders during the nine months ended September 30, 2007 compared to the same period in 2006.
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
     Line of Credit. The Company has a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. The Company did not make any draws on the line of credit during the third quarter of 2007. During the first nine months of 2007, the Company made draws totaling $650,000 on the line of credit for general corporate purposes. At September 30, 2007, there was $4.7 million outstanding under the line of credit. Interest expense for the three and nine months ended September 30, 2007 was approximately $77,000 and $246,000, respectively. The Company did not have any borrowings outstanding under the line of credit at September 30, 2006. Interest expense for the three and nine months ended September 30, 2006 was $6,000.
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
     Our cash and investment portfolio increased to $470.2 million at September 30, 2007 from $436.1 million at December 31, 2006 and is summarized by type of investment in Note 3 to the interim unaudited consolidated condensed financial statements included in this Form 10-Q filing. Our taxable equivalent yield was 5.7% and 5.8% for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. The fair value of our fixed maturities at September 30, 2007 increased to $389.1 million from $359.5 million at December 31, 2006. The fair value of our equity securities increased to $43.7 million at September 30, 2007 from $42.9 million at December 31, 2006. As of September 30, 2007, the duration of the fixed income portfolio was 4.5 years, slightly longer than the duration of 4.1 years at December 31, 2006. The average credit quality of the portfolio remained investment grade.
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
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value.  SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS No. 157; however, we do not expect it will have a material effect on our consolidated financial condition or results of operations.
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
     As of September 30, 2007, there had not been a material change in any of the market risk information disclosed by the Company under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Based on management’s evaluation of the Company’s Disclosure Controls as of September 30, 2007, management concluded that the Company’s Disclosure Controls were effective as of such date.
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
Item 1A. Risk Factors
     The risks below related to our business and industry are in addition to those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
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
     We continue to evaluate our internal controls systems to allow management to report on, and our independent registered public accounting firm to audit, our internal controls over financial reporting and to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  In the course of this evaluation, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight board rules and regulations that remain unremediated.  As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect internal controls over financial reporting.  A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  If we cease to comply with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or Nasdaq.  Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected.  If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and your share price may be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     On September 19, 2007, the U.S. Securities and Exchange Commission (the “Commission”), issued an Order Instituting Public Administrative Proceedings Pursuant to Rule 102(e) of the Commission’s Rules of Practice, Making Findings and Imposing Remedial Sanctions (the “Order”), against Press C. Southworth III. The Order finds that Mr. Southworth, a retired partner at PricewaterhouseCoopers LLP, engaged in improper professional conduct in connection with the 1998 audit of National Century Financial Enterprises, Inc. (“NCFE”), a healthcare financing company.
     Although Mr. Southworth is no longer a certified public accountant and does not practice before the Commission, the order denies him the privilege of appearing or practicing before the Commission as an accountant, with a right to apply for reinstatement after two years. Mr. Southworth consented to the issuance of the Order without admitting or denying any of the Commission’s findings.
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

PROCENTURY CORPORATION
Date November 9, 2007	By:	/s/ Erin E. West
Erin E. West
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.