Form 10-K
period 2007-12-31
PROCENTURY CORP
filed 2008-03-17
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007, based upon the closing sale price of the Common Shares on June 30, 2007 as reported on the NASDAQ National Market, was $223,894,611.

The number of shares outstanding of the Registrant’s Common Shares, without par value, on March 17, 2008 was 13,421,032

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

General

ProCentury Corporation, or ProCentury, is a property and casualty insurance holding company that writes specialty insurance products for small and mid-sized businesses through Century Surety Company, or Century, and ProCentury Insurance Company, or PIC, our operating insurance subsidiaries. References to “Company”, “we”, “us”, and “our” refer to ProCentury and its subsidiaries, unless the context requires otherwise. Century and PIC are both rated “A−” by the A.M. Best Company or A.M. Best. We primarily write general liability, commercial property, commercial multi-peril, commercial auto and marine insurance in the excess and surplus lines market through a select group of general agents. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks that insurance companies licensed by the state in which the insurance policy is sold, also referred to as standard insurers or admitted insurers, typically do not cover. Our strategy is to generate an underwriting profit by being selective in the classes of business and the coverages we write and by providing superior service to our agents. Our goal is to be selective in the classes of business and the coverages we write within the excess and surplus lines market. We seek to combine profitable underwriting, investment returns and efficient capital management to deliver consistent long-term growth in shareholder value.

As a specialty company, we offer insurance products designed to meet specific insurance needs of targeted insured markets. These targeted insured markets are often not served or are underserved by standard companies and, as a specialty insurer, we seek to compete more on the basis of service and availability of coverage than price. We focus on serving the insurance needs of small and mid-sized businesses, including apartment buildings, hospitality businesses, garages, non-franchised auto dealers, condominium associations, retail and wholesale stores, artisan contractors, marinas, daycare facilities, fitness centers and special event providers. The insurance needs of these targeted insured markets are serviced by retail insurance brokers who maintain relationships with the general agents with whom we do business. We develop specialty insurance products through our own experience or knowledge or through proposals brought to us by agents with special expertise in specific classes of business. We underwrite all of our applicants for insurance coverages on an individual basis. For each class we insure, we employ a number of customized endorsements, rating tools and decreased limits to align our product offerings with the risk profile of the class and the specific insured being underwritten.

We are either approved as an excess and surplus lines insurer or authorized as an admitted insurer by the state insurance regulators in 49 states plus the District of Columbia. In the excess and surplus lines market, we serve businesses that are unable to obtain coverage from standard lines carriers for a variety of reasons, including the following:

•	the “non-standard” nature of the insured is outside the risk profile of most standard lines carriers;

•	the risk associated with an insured is higher than the risk anticipated by a standard lines carrier when it filed its rates and forms for regulatory approval, which prevents it from charging a premium that is appropriate for the heightened risk;

•	many geographic regions are considered to be adverse markets in which to operate due to legal, regulatory or claims issues or because they are too remote to warrant a marketing effort and, as a result, agents in theses areas have a limited choice of admitted insurers; and

•	small agent organizations do not generate enough premium volume to qualify for direct relationships with standard lines carriers.

We generally target shorter “tail” classes of casualty business focusing on owner landlord and tenants classes of business. “Tail” is the term used to describe the period of time from the occurrence giving rise to a claim to the time that the actual cost of the occurrence to the insurance carrier is known. We believe these shorter tail owner landloard and tenants classes of business present less rating and reserving risk to us compared to longer tail casualty lines, such as manufacturing and contractors casualty lines. Although we tend to focus on writing shorter tail classes of business, there are benefits to writing some longer tail casualty lines, such as in the manufacturing and contractors classes of business. We currently write longer tail casualty lines in selective classes and geographic regions when opportunities would appear to support our core strategy of profitable underwriting.

Consistent with our general approach to casualty lines, we believe that the inherent short tail of the property business presents less pricing and reserving risk compared to longer tail classes of business. These classes include apartment buildings, commercial buildings and low value dwellings. We also write commercial multi-peril policies that provide our insureds with commercial property and general liability coverages bundled together as a package. The targeted classes, limits and pricing on these policies are the same as the policies we write separately.

We offer garage liability, professional liability, commercial excess and umbrella policies to supplement our commercial multi-peril and commercial general liability writings. Commercial umbrella insurance policies provide excess liability coverage above the limits of standard liability policies and may also provide coverage for risks not covered under standard liability policies. Our customers typically include small business, retail stores and non-residential service contractors. In addition, we have developed customized products and coverages for other small commercial insureds such as daycare facilities, fitness centers and special event providers.

We also have a program unit that focuses on the development of specialty programs as well as alternative risk transfer programs, which require the insured to fund all or part of the insurance risk with cash or a letter of credit. Our specialty programs focus on specific risks for a targeted group of insureds, such as oil and gas contractors, pet sitters and assisted care facilities.

In June 2006, we created a unit to write ocean marine business, which targets small and medium sized ocean cargo, marine liability, and hull exposures. We focus more on shorter tail marine exposures and typically do not write high hazard marine manufacturing and contracting exposures. We typically exclude worker’s compensation coverages from our protection and indemnity coverage for the ocean marine business. Our marine products are distributed through our existing agents and brokers as well as specialized ocean marine brokers. In addition, in April 2007, we began marketing a product that serves the environmental contractors and consultant market as well as a product that offers mono-line contractors’ pollution liability for non-environmental contracting risks.

In addition, in August 2007, we began to underwrite surety business. We seek construction accounts with an underwriting focus on financial condition and work experience. We also write non-contract surety bonds such as license-permit, public official, court, probate and other miscellaneous surety products.

Our principal executive offices are located at 465 Cleveland Ave., Westerville, Ohio 43082, and the telephone number at that address is (614) 895-2000. We file annual, quarterly, and current reports and proxy statements with the Securities and Exchange Commission, or SEC. These filings are available to the public over the Internet on the SEC’s Web site at http://www.sec.gov and on our Web site at http://www.procentury.com as soon as reasonably practicable after we file such information with the SEC.

Pursuant to Rule 12b-23 under the Securities and Exchange Act of 1934, as amended, the industry segment information included in Item 8, note 13 of Notes to Consolidated Financial Statements, is incorporated by reference in partial response to this Item 1.

On February 20, 2008, pursuant to unanimous approval of our board of directors, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Meadowbrook Insurance Group, Inc. (“Meadowbrook”) and MBKPC Corp., a wholly-owned subsidiary of Meadowbrook (“Merger Sub”), whereby we will be merged with and into Merger Sub (the “Merger”). At the effective time of the Merger, our shareholders will be entitled to receive, for each common share, either $20.00 in cash or Meadowbrook common stock having a value of $20.00, subject to adjustment as described below. Each of our shareholders will have the option to elect to receive cash or Meadowbrook stock, subject to proration so that the maximum total cash consideration will not exceed 45% of the total consideration paid in order to preserve the tax-free exchange of the stock consideration.

If the 30-day volume-weighted average price of the Meadowbrook common stock preceding the election date, which will be at least five days before the closing of the transaction, is between $8.00 and $10.50, the exchange ratio will result in stock consideration having a value of $20.00 per ProCentury’s common share based on such 30-day volume-weighted average price. Above or below this range for Meadowbrook’s stock price, the exchange ratio will be fixed as if the 30-day volume-weighted average price preceding the election date equaled $10.50 or $8.00, as applicable. Outstanding options to purchase our common shares will become fully vested and option holders can either exercise such options and, in connection with the closing, elect to receive the form of merger consideration described above for the ProCentury shares acquired on exercise or agree to have their options cancelled in exchange for a per share cash payment equal to the difference between $20.00 and the exercise price of their options.

The Merger is subject to customary closing conditions, including the approval of Meadowbrook and our shareholders, regulatory approvals, the absence of any law or order prohibiting the closing, the effectiveness of the Form S-4 registration statement relating to the Meadowbrook common stock to be issued in the Merger, the accuracy of the representations and warranties of the other party (subject to the standards set forth in the Merger Agreement), compliance of the other party with its covenants in all material respects and the delivery of opinions relating to the U.S. federal income tax code treatment of the Merger. If the merger is not consummated as a result of certain events, we will be required to pay a termination fee of $9.5 million to Meadowbrook.

Company History

Century Surety Company, or Century, our primary insurance subsidiary, was formed in 1978 as a specialty insurance carrier for inland marine, surety and fidelity coverages for the surface mining industry. In 1984, Century expanded its original focus and initiated a business strategy centered on hard to place property and casualty risks. In 1992, Century acquired Continental Heritage Insurance Company, which wrote bail bond business. In 1993, Century acquired Evergreen National Indemnity Company, which wrote landfill and specialty surety business. In 1996, Century was acquired by Century Business Services, Inc.

ProCentury was formed as an Ohio corporation in July 2000 by certain of our shareholders and members of management. In October 2000, pursuant to a management-led buyout, ProCentury acquired Century and its subsidiaries, including Evergreen and Continental, from Century Business Services, Inc. Following this transaction, the strategic direction of ProCentury focused primarily on the excess and surplus lines and involved exiting certain unprofitable businesses, such as commercial automobile beginning in May 2000 and workers’ compensation in January 2002.

On April 26, 2004, we issued 8,000,000 common shares at $10.50 per share in an initial public offering, or the IPO, and received proceeds (before expenses) of $77.9 million. Immediately prior to the IPO, Evergreen and Continental were spun-off to ProCentury’s then-existing Class A shareholders. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed excess workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the accompanying financial information for the years ended December 31, 2004 and 2003.

On June 1, 2005, Century acquired 100% of the outstanding shares of the Fireman’s Fund Insurance Company of Texas for $5.9 million. Fireman’s Fund of Texas was a Texas domiciled property and casualty company licensed in Texas, Oklahoma and California. The acquisition was part of our long-term plan to develop business that requires admitted status, as well as our continued focus on growing our excess and surplus lines business. On August 16, 2005, Fireman’s Fund of Texas was renamed ProCentury Insurance Company. Since the acquisition, PIC has obtained 25 additional admitted licenses. PIC is also approved as an excess and surplus lines insurer in Ohio.

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

The insurance industry has historically been cyclical. During the past five years, many admitted insurers returned to more risk-based underwriting disciplines in the standard market, resulting in higher premium rates, less flexible terms and, in some cases, an unavailability of adequate insurance coverage in the standard market in some classes. We, along with other excess and surplus lines insurers, benefited from this increase in rates and volume. During 2006, however, the excess and surplus lines industry began to experience softer market conditions primarily attributed to intensified competition from admitted and surplus lines insurers, resulting in volume and rate decreases. This increased competition continued in 2007 and is expected to continue in 2008. We will continue to monitor our rates and control our costs in an effort to maximize profits during softening market conditions.

Lines of Business

The following table sets forth an analysis of gross and net written premiums by segment and major product groupings during the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Gross written premiums:
Property and casualty	$233,238	277,733	212,127
Other (including exited lines)	5,108	5,303	4,037

Total gross written premiums	238,346	283,036	216,164
Ceded written premiums	34,542	35,117	26,645

Net written premiums	$203,804	247,919	189,519

Property and Casualty

Casualty Business.  For the year ended December 31, 2007, 65.2% of our total property and casualty gross written premiums were generated by our casualty business. The majority of our casualty business is related to typically shorter tail owner landlords and tenants (“OL&T”) classes of business. The manufacturing and contracting (“M&C”) classes of business tend to be longer tail due to their products and completed operations exposure. We believe that, with some exception, OL&T classes of business present lower reserving risk compared to M&C classes. We continue to write M&C classes of business with particular attention to our experience and the current direction of loss trends, and discipline in policy construction, underwriting, pricing and reserving. For the year ended December 31, 2007, 70.5% of our casualty gross written premiums were shorter tail classes. With respect to the M&C classes of business we continue to write, we focus on controlling the reserving and pricing risk through the use of policy forms, including claims made and reported forms, disciplined pricing and reserving, and in the case of manufacturing risks, emphasizing consumable products with low risk of mass tort claims.

Our primary casualty insurance policies provide coverage limits generally ranging from $25,000 to $1.0 million per occurrence, with the majority of our policies having limits between $500,000 and $1.0 million. We retain the first $500,000 of an individual casualty loss as well as 50% of the loss amount that exceeds $500,000 but is less than $1.0 million and reinsure the remainder of the loss. Our general liability policies usually provide coverage for defense and related expenses in addition to per occurrence and aggregate policy limits. For certain products, defense expenses are included in the policy limits. In the event that one or more of our reinsurers become incapable of reimbursing us for a loss, our liabilities will increase.

Other Casualty Business.  We offer garage liability, professional liability, commercial excess and umbrella policies to supplement our commercial multi-peril and commercial general liability writings. On garage and professional liability, we write up to a maximum of $1.0 million per occurrence or accident. Commercial excess policies provide excess liability coverage above the limits of standard liability policies and may also provide coverage for risks not covered under standard liability policies. Our limited umbrella form policy may also provide coverage for risks not covered under standard liability policies after the insured satisfies a self-insured retention. We write commercial umbrella and excess insurance for limits up to a total aggregate of $5.0 million above the minimum underlying limits of $1.0 million per occurrence and $2.0 million in the aggregate. Although most of our umbrella and excess business is written to support our primary policies, we will accept other carriers as the primary insurers, provided they are rated “A-V” or better by A.M. Best.

In June 2006, we created a unit to write ocean marine business. Within the marine unit, we target small and medium sized ocean cargo, marine liability, and hull exposures. As is consistent with our property and casualty strategy, we tend to focus on shorter tail exposures and typically do not write high hazard marine manufacturing and contracting exposures. We typically exclude worker’s compensation coverages from our Protection and Indemnity coverage. Distribution of marine products is through our existing agents and brokers as well as specialized ocean marine brokers. In addition, in April 2007, we started marketing a product that serves the environmental contractors and consultant market as well as a product that offers mono-line contractors’ pollution liability for non-environmental contracting risks.

The program unit we formed in 2003 to focus on the development of specialty programs and alternative risk transfer programs has since grown to over fifteen individual programs with an average annual premium production in 2007 of $1.8 million per program. Our program unit writes specialty programs and alternative risk transfer programs, which require the insured to fund all or part of the insurance risk with cash or a letter of credit. Examples of specialty programs we write in this unit are oil and gas contractors, pet sitters and assisted care facilities. We expect the program unit will become a more significant factor in our growth strategy.

Our program unit seeks to write the better risks in a class with strict information gathering, loss control and underwriting guidelines and rules. We typically require more underwriting information on each account than is required in our usual surplus lines business in order to help us determine which individual risks in the group that we will write. In combination with our increased class and individual risk underwriting guidelines, this business is expected to produce more profitable results versus business written on the same class but with less intensive underwriting and submission requirements.

The fully or partially funded alternative risk business we write in our program unit is generally for insureds with risks for which traditional insurance is not cost effective for the first $1.0 to $5.0 million of coverage. In these situations, the insured pays us a premium that is calculated to include the limit of insurance that is exposed. Additionally, the insured pays us a fee to cover overhead and profit, which is included in “Other income” on the Consolidated Statements of Operations.

In addition, in 2005, we began to establish segregated cell captives arrangements in which our agents can use their own funds to establish a cell. This allows agents to assume part of the risk and the related results of the business that they write by acting as a quota share reinsurer of Century. The segregated cell captive arrangements are designed to produce more profitable long-term results by aligning the agents’ interests with the profitability of the business that they write.

Property Business.  For the year ended December 31, 2007, 34.8% of our total property and casualty gross written premiums comprised property business. Consistent with our focus on shorter tail casualty lines, we believe that the inherent short tail property business presents less rating and reserving risk.

Our commercial property lines generally provide coverage limits of up to $30.0 million, but the majority of our written premiums in 2007 were written at limits of less than $2.0 million. Through the use of treaty, automatic facultative and certificate facultative reinsurance, we retain the first $500,000 of each individual loss for the current accident year.

Package Business.  We write commercial multi-peril policies that provide our insureds with commercial property and general liability coverages bundled together as a package. The targeted classes, limits and pricing on these policies are the same as if written separately.

Other (Including Exited Lines)  We write a limited amount of landfill and specialty surety bond business on a direct and assumed basis. Our exited lines include commercial automobile/trucking that was exited in May 2000 and workers’ compensation that was exited in January 2002.

In addition, in August 2007, we began to underwrite surety business. We seek construction accounts with an underwriting focus on financial condition and work experience. We also write non-contract surety bonds such as license-permit, public official, court, probate and other miscellaneous surety.

Geographic Distribution

The following table sets forth the geographic distribution of our gross written premiums for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
	(In thousands)

Midwest	$32,615	13.7%	$44,171	15.6%	$36,826	17.0%
Southeast	78,349	32.9	84,310	29.8	56,348	26.1
Southwest	42,775	17.9	47,071	16.6	34,650	16.0
West	64,405	27.0	87,935	31.1	76,196	35.2
Northeast	14,803	6.2	14,973	5.3	8,933	4.1
Assumed Reinsurance	5,399	2.3	4,576	1.6	3,211	1.6

Total	$238,346	100.0%	$283,036	100.0%	$216,164	100.0%

We attempt to minimize catastrophic risk by diversifying in different geographical regions. Our primary catastrophic risk is structural property exposures as a result of fire following an earthquake, hurricanes, tornados, hail storms, winter storms and freezing. We maintain property catastrophe coverage by evaluating the probable maximum loss using a catastrophe exposure model developed by independent experts. Historically, we have not written wind coverage on fixed properties in Florida or within two counties of the Gulf of Mexico and the eastern seaboard states; however, we continue to evaluate this market for profitable opportunities.

Underwriting and Pricing

We underwrite our commercial property and casualty business on a binding authority and brokerage basis.

Binding Authority.  Binding authority business represents risks that may be quoted and bound with a policy subsequently issued on our behalf by our general agents. This business is produced in accordance with specific and detailed rules set forth in our Electronic Underwriting Manual that is provided to our general agents. In addition to our Electronic Underwriting Manual, in April of 2006, we released Century Online, a web based rating and quoting tool. This tool gives agents the ability to rate, quote and bind a policy using the same rates that are in our Electronic Underwriting Manual. We monitor the classes of business subject to agents’ limited binding authority, considering market conditions, competition, underwriting results and other factors and we frequently change these guidelines by amending our Electronic Underwriting Manual and Century Online products.

Our Electronic Underwriting Manual requires that some prospective insureds must be submitted to our underwriters for specific approval prior to the agent quoting or binding the risk. The most frequent reason for this specific approval requirement is the size of the risk involved. For a majority of our agents, any prospective property risk with a total insured value over $1.0 million is automatically required to be submitted for approval prior to binding. However, a limited number of agents have authority up to $2.5 million. Similarly, any prospective casualty risk with a premium of $35,000 or greater is required to be submitted for approval prior to binding.

The economics of the binding business are generally different than those of the brokerage business. The binding business is characterized by small, independently owned, single location businesses that have been denied coverage by the standard market. Due to their size, retail agents find it difficult for a standard carrier to accept the account on an exception basis, often nearly running out of time to provide the insured with coverage before the current policy expires. For this reason, it is important to provide limited binding authority, for the less difficult classes of business, in order to take full advantage in terms of rate and form that also allows fast and reliable service that the insured demands. Further, because the binding business is less likely than the brokerage business to be “shopped” at renewal, it is more persistent from year to year and, accordingly, somewhat resistant to a softening market. Commissions on binding contracts are generally higher than commissions on brokerage policies.

Binding authority business accounted for 63.6% of our total core property and casualty gross written premiums for the year ended December 31, 2007. Our Electronic Underwriting Manual and Century Online outline our risk eligibility, pricing, underwriting guidelines and policy issuance instructions. We monitor the underwriting quality of our business by re-underwriting each piece of business produced by our general agents in accordance with their underwriting authority. Our Electronic Underwriting Manual and Century Online provide numerous benefits, including the ability to easily and efficiently update our underwriting policies through web based updates, instead of asking agents to replace specific pages in a paper manual. Additionally, our Electronic Underwriting Manual and Century Online allows our agents to enter class codes or descriptions and to automatically receive the appropriate forms so that submissions to Century generally are complete and properly submitted. Our Century Agency Automation Team is comprised of the information technology professionals at some of our larger agents who meet with us regularly to enhance our performance in the critical area of agency relations and efficiency. In addition, investments in our data warehouse gives us improved analytical capabilities in the areas of agency and program growth and class profitability.

Brokerage Business.  Brokerage business represents risks that exceed the limits of underwriting authority that we are willing to grant to our general agents. Many of our brokerage accounts are classes of insurance that are not permitted to be written at all by our general agents pursuant to their binding authority. However, most of our brokerage business is produced on risks that produce individual total insured value or premium above levels we believe prudent to allow for agency binding and issuance authority. Generally, any property risk with a total insured value over $1.5 million is automatically classified as a brokerage account. For casualty business, the threshold is $35,000 in premium. If there is a package policy where either the property or casualty portion is indicated as a brokerage account, the entire account is classified as brokerage business. Commissions on brokerage policies are generally five percentage points lower than on binding contracts. Brokerage business accounted for 36.4% of our total core property and casualty gross written premiums for the year ended December 31, 2007.

Pricing.  In the commercial property and casualty market, the rates and terms of coverage provided by property and casualty insurance carriers are frequently based on benchmarks and forms promulgated by the Insurance Services Office, also known as ISO. ISO makes available to its members advisory rating, statistical and actuarial services, policy language and other related services. ISO currently provides these services to more than 1,500 property and casualty insurance companies in the United States. One of the services that ISO provides is an actuarial-based estimate of the expected loss cost for risks in each of approximately 1,000 risk classifications. These benchmark loss costs reflect an analysis of the loss and allocated loss expenses on claims reported to ISO. ISO statistics, however, include only claims and policy information reported to ISO, and therefore do not reflect all of the loss experience for each class.

We primarily use ISO loss costs as the foundation for establishing our rates for all casualty lines of business. We then develop “loss cost multipliers,” which are designed to support our operating expenses, acquisition expenses and targeted return on equity. We multiply our loss cost multipliers by ISO loss costs to produce our final rates. On our property business, we employ a proprietary class rating matrix that employs a series of ISO commercial fire rating schedule-based charges determined by construction, occupancy, protection and geographical concerns. We also employ minimum premiums based on the limit and coverage provided that can only increase the effective rate. Our final rates are regionalized to incorporate variables such as historic loss experience, the types and lines of business written, competition and state regulatory considerations. Any rates that are not ISO based require approval from our actuarial department. For business that we write on an admitted, or licensed basis, we must obtain advance regulatory approval of rates in a number of states. For our non-program business, all agency underwritten business is re-underwritten by our binding unit to check for mistakes or other results that may be inconsistent with the rates set forth in our Electronic Underwriting Manual and Century Online. Our program business is either re-underwritten or audited and monitored by the program manager on a regular basis.

Marketing and Distribution

As of December 31, 2007, we marketed our insurance products through 149 agents, including 118 agents with binding authority. These agents maintain 246 offices in 41 states. This wholesale general agency force makes our products available to licensed retail agencies throughout the United States. We believe that our distribution network enables us to efficiently access, at a relatively low fixed cost, the numerous small markets our product offerings target. These general agents and their retail insurance agents and brokers have local market knowledge and expertise that enable us to more effectively access these markets. We generally confine our general agents marketing territory to three or fewer states.

Our surety products are marketed through direct retail agency appointments. As of December 31, 2007, we had forty agents who were contracted for surety only.

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

Claims Management and Administration

Our claims management objectives are to:

•	control loss and expenses through prompt investigation, accurate coverage determination, early evaluation, close supervision of outside service providers and early resolution of all reported claims;

•	provide a high level of service and support to general agents and insureds throughout the claims process; and

•	provide information and intelligence to our underwriters and actuaries about changes in individual risk exposures and trends in claims and the law that affect our overall risk exposure.

Our claims staff handles almost all claims under our policies. Outside service providers, like independent adjusters, third party administrators and law firms, are utilized to provide specific claims related services under the direction of our claims staff. With rare exception, our general agents have no authority to settle claims or otherwise exercise control over the claims process. Our claims managers and staff oversee and provide appropriate controls on all claims. Claims adjusters have reserving authority based upon their skill levels and experience. We have a regular, formal claims review process. All changes in loss and loss expense reserves on all claims valued greater than $25,000 are reviewed on a weekly basis by senior claims and underwriting management and, often, the President of Century.

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

Loss and loss expense reserves represent our best estimate of ultimate amounts for losses and related expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates and actuarial analysis and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to us, a review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability, and many other factors. In establishing reserves, we also take into account estimated recoveries, reinsurance, salvage and subrogation. The reserves are reviewed regularly by our internal actuarial staff and annually reviewed by an outside independent actuarial firm primarily for the purpose of obtaining an opinion on our reserves for our statutory financial statements and for regulatory purposes.

Our actuarial department included two credentialed actuaries as of year end 2007. Each of these actuaries is a Fellow of the Casualty Actuarial Society and Member of the American Academy of Actuaries. The duties of the Actuarial Unit include:

•	performing an actuarial analysis of loss and loss expense reserves on a quarterly basis;

•	assisting our Underwriting Department in evaluating pricing adequacy;

•	assisting our Loss Reserve Committee, which includes our Senior Vice President and Chief Actuary, President and Chief Executive Officer of ProCentury, Senior Vice President of Operations, Senior Underwriting Officer, Chief Financial Officer and Treasurer, and President of Century, in establishing management’s best estimate of loss and loss expense reserves; and

•	working with our independent external actuary in the year-end loss and loss expense reserves statement of actuarial opinion process.

Our actuaries engage in discussions with senior management, underwriting, and the claims department on a regular basis to gain information regarding any substantial changes in operations or other assumptions that are necessary to consider in the reserving analysis.

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

We exercise a considerable degree of judgment in evaluating the numerous factors involved in the estimation of reserves. Different actuaries will choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimate selected by various actuaries may differ materially. We consider this uncertainty by examining our historic reserve accuracy.

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

Process for Establishing Loss and Loss Expense Reserves

We record two categories of loss and loss expense reserves — case-specific reserves and incurred but not reported (“IBNR”) reserves.

When a claim is reported, our claim department establishes a case reserve for the estimated probable ultimate cost to resolve a claim as soon as sufficient information is available to evaluate a claim. We open most claim files with a “formula reserve” (a nominal fixed amount) for the type of claim involved. The Company’s formula reserve amounts are regularly reviewed but have not been changed during the three years ended December 31, 2007 in order to maintain stability in this aspect of the claim reserving process. We adjust the formula reserve to the probable ultimate cost for that claim as soon as sufficient information is available. It is our goal to reserve each claim at its probable ultimate cost no later than 30 days after the claim file is opened on property claims or 90 days following receipt of the claim on casualty claims. During the life cycle of a particular claim, more information may materialize that causes us to increase or decrease the estimate of the ultimate value of the claim. We may determine that it is appropriate to pay portions of the reserve to the claimant or related settlement expenses before final resolution of the claim. The amount of the individual claim reserve is then adjusted accordingly based on the most recent information available.

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

Methods for Claims Other than Construction Defect

Our internal actuaries apply multiple traditional actuarial techniques to compute loss and loss expense reserve estimates for claim liabilities other than construction defect. Each individual technique produces a unique loss and loss expense reserve estimate for the line being analyzed. The set of techniques applied together produces a range of loss and loss expense reserve estimates (“range”). From these estimates, the actuaries form a best estimate which considers the assumptions and factors discussed below that influence ultimate claim costs.

The selected ultimate losses and loss expenses minus the payments made to date minus case reserves equal the best estimate IBNR for each reserving segment. The actuarial methods and a brief discussion of their strengths and weaknesses are discussed below. In this discussion, we use the terms “loss” and “loss and loss expenses” interchangeably.

The actuarial techniques for claims other than construction defect include the following:

Paid Loss Development.  Historical payment patterns are analyzed to estimate payment patterns applicable to pending claims and unreported claims. The expected payment patterns are applied to payments made to date by accident year to produce an estimate of ultimate losses.

Strengths:  The method is based on paid losses and is, therefore, not dependent upon changes in case reserve levels or changes in case reserving practices.

Weaknesses:  As paid losses can be slow to develop in certain lines, this method does not make full use of relevant information which is present in case reserve levels. Changes in claim settlement practices over time can be difficult to quantify and reflect in establishing the expected payment pattern for future payments. This method can be unstable for immature accident years due to the relatively small proportion of ultimate losses paid.

Incurred Loss Development.  Historical case incurred (payments plus case reserves) patterns are analyzed to estimate case incurred patterns applicable to pending claims and unreported claims. The expected case incurred patterns are applied to case incurred losses to date by accident year to produce an estimate of ultimate losses.

Strengths:  Case incurred losses develop, or are reported, more quickly than paid losses, thereby making use of more available information. Case incurred loss development estimates tend to fluctuate less than paid loss development estimates.

Weaknesses:  Changes in claim settlement and case reserving practices over time can be difficult to quantify and reflect in establishing the expected case incurred pattern for future case incurred losses. This method can also be unstable for immature accident years due to the relatively small proportion of ultimate losses reported.

Expected Loss Ratio Method.  Historical accident year estimated ultimate loss ratios, adjusted for loss trends as well as exposure trends and pricing changes across years, are analyzed to produce an estimate of the expected loss ratio for each accident year. In certain instances, where previous claims experience is not fully credible, it is necessary to apply judgment to develop expected loss ratio estimates. The expected loss ratio multiplied by the applicable earned premium for each accident year produces an estimate of the ultimate losses.

Strengths:  The expected loss ratio for a given accident year depends on claims experience from numerous previous accident years on a combined basis rather than merely the experience for the given year. As a result, the method tends to be very stable. The method is not significantly impacted by changes in claim settlement case reserving practices.

Weaknesses:  Because the method does not depend significantly upon claims experience, the results are slow to respond to favorable and unfavorable emergence or changes in trends.

Paid Bornhuetter-Ferguson (“Paid BF”) Method and Incurred Bornhuetter-Ferguson (“Incurred BF”) Method.  There are two types of Bornhuetter-Ferguson (“BF”) methods. The Paid BF method is a combination of the paid loss development method and the expected loss ratio method. For each accident year, the Paid BF estimate is a weighted average of the paid development estimate and the expected loss ratio method. The weight assigned to the paid development method is the expected percentage of losses paid, based on the payment pattern from the paid loss development method. For example, if the paid development method indicated that 30% of ultimate losses are expected to have been paid for a given accident year, the Paid BF method would assign 30% weight to the paid loss development indication and 70% weight to the expected loss ratio method.

The Incurred BF method is a combination of the incurred loss development method and the expected loss ratio method. For each accident year, the Incurred BF estimate is a weighted average of the incurred development estimate and the expected loss ratio method. The weight assigned to the incurred development method is the expected percentage of losses reported based on the case incurred pattern from the case incurred loss development method. For example, if the incurred development method indicated that 60% of ultimate losses are expected to have been reported for a given accident year, the Incurred BF method would assign 60% weight to the incurred loss development indication and 40% weight to the expected loss ratio method.

Strengths:  The BF methods reflect actual loss emergence that is favorable or unfavorable, however, the methods assume that future emergence will follow the initial expectations of ultimate losses and payment or reporting patterns. The BF methods are less sensitive to deviations from expectations than the development methods.

Weaknesses:  As the methods assign weight to the expected loss ratio, differences between the expected loss ratio and the actual loss ratio could impact the accuracy of the estimate.

Paid Stanard Buhlman (“Paid SB”) Method and Incurred Stanard Buhlman (“Incurred SB”) Method.  There are two types of Stanard Buhlman (“SB”) methods. The Paid SB method is very similar to the Paid BF method, the only difference being the means by which the expected loss ratios are computed for each accident year. In the Paid SB method, as applied by our actuaries, the expected loss ratio is computed by comparing actual paid losses to earned premiums, adjusted for payment patterns, loss and exposure trends and pricing changes. In the Paid BF method as applied by our actuaries, the expected loss ratio is computed by comparing paid losses adjusted by loss trend and payment patterns to earned premium, adjusted by rate change and exposure trends. The difference between the expected loss ratios in these two methods is very subtle.

The Incurred SB method is very similar to the Incurred BF method, the only difference being the means by which the expected loss ratios are computed for each accident year. In the Incurred SB method, as applied by our actuaries, the expected loss ratio is computed by comparing actual case incurred losses to earned premiums, adjusted for case incurred patterns, loss and exposure trends and pricing changes. In the Incurred BF method, as applied by our actuaries, the expected loss ratio is computed by comparing incurred losses, adjusted by loss trend and incurred loss patterns, to earned premium, adjusted by rate change and exposure trends. The difference between the expected loss ratios in these two methods is very subtle.

Strengths:  The SB methods have many of the same strengths as the BF methods. The SB methods reflect actual loss emergence that is favorable or unfavorable; however, the methods assume that future emergence will follow the initial expectations of ultimate losses and payment or reporting patterns. The SB methods are less sensitive to deviations from expectations than the development methods.

Weaknesses:  The SB methods have many of the same weaknesses as the BF methods. As the methods assign weight to the expected loss ratio, differences between the expected loss ratio and the actual loss ratio could impact the accuracy of the estimate.

The methods described above produce estimates which have different strengths and weaknesses. Our actuaries consider these strengths and weaknesses when forming their best estimates. In general, for immature loss experience, the actuaries tend to assign greater weight to the Bornhuetter-Ferguson and Expected Loss Ratio methods. This is based on the stability and accuracy of these methods. As experience matures, greater weight is assigned to the development methods.

In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the claim liabilities being evaluated. Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumed variables being meaningful for all product line components. The relative strengths and weaknesses of the particular estimation methods, when applied to a particular group of claims, can also change over time; therefore, the weight given to each estimation method will likely change by accident year and with each evaluation.

The actuarial point estimates typically follow a progression that places significant weight on the Expected Loss Ratio and BF method when accident years are younger and claims emergence is immature. As accident years mature and claims emerge over time, increasing weight is placed on the other methods. For product lines with faster loss emergence, the progression from Expected Loss Ratio and BF to other methods occurs more quickly.

For our long- and medium-tail products, the Expected Loss Ratio and BF methods are typically given the most weight for the first 36 months of evaluation. These methods are also predominant for the first 12 months of evaluation for short-tail lines. Beyond these time periods, our actuaries apply their professional judgment when weighting the estimates from the various methods deployed.

Judgment can supersede this natural progression if risk factors and assumptions change or if a situation occurs that amplifies a particular strength or weakness of a methodology. Extreme projections are critically analyzed and may be adjusted, given less credence, or discarded all together. The actuaries monitor any substantial changes in methods or assumptions from one loss reserve study to another.

Our estimates of ultimate loss and loss expense reserves are subject to change as additional data emerge. This could occur as a result of change in loss development patterns; a revision in expected loss ratios; the emergence of exceptional loss activity; a change in weightings between actuarial methods; the addition of new actuarial methodologies or new information that merits inclusion; or the emergence of internal variables or external factors that would alter their view.

The above actuarial techniques for computing loss and loss expense reserve estimates use the following factors, among others:

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

The above methods produce various reserve indications for each accident year within each reserving grouping. From these indications a best estimate is selected for each accident year within each reserving grouping. Based on the results of the methods and knowledge of the Company’s business, the actuaries use their best professional judgment to select one figure from the various indications that they believe is the most accurate reserve estimate. The indications and the selected best estimates for each method and accident year are aggregated across reserving groupings to produce a low estimate, a best estimate and a high estimate for each line of business. As of December 31, 2007, the range for casualty lines was 20.9% below to 4.0% above the selected best estimate; for property lines the range was 19.0% below to 5.7% above the selected best estimate. The range presented herein represents neither the full range of reasonably likely outcomes nor the full range of possible outcomes.

For property and casualty lines, the ranges were a direct result of the methods applied to the Company’s experience; they did not depend on any assumptions or additional factors outside the various reserving methods.

Method for Construction Defect Claims

For construction defect claim liabilities, with loss dates prior to 2005, our internal actuaries apply one actuarial technique, under various sets of assumptions, which considers the factors that influence ultimate claim costs as discussed above. Construction defect claim liabilities with loss dates after 2005 are included in casualty.

The actuarial technique for construction defect claims includes several variables relating to the number of IBNR claims and the average cost per IBNR claim. In addition to computing best estimate parameter values for the actuarial projection, the actuaries also consider the impact on resulting IBNR related to reasonably foreseeable fluctuations in these variables.

The actuarial technique used to estimate construction defect reserves is as follows:

Frequency — Severity Method for Construction Defect Claims.  For the construction defect reserving grouping, ultimate losses are based on an estimated number of unreported claims that will close with payment multiplied by an average cost per claim. Historical claim reporting patterns are analyzed to establish claim reporting patterns applicable to future claims. Expected claim reporting patterns are applied to claims received to date by accident year to produce an estimate of ultimate claim counts. Ultimate claim counts minus claims received to date equal IBNR claim counts. Historical claim closure data is analyzed to estimate the percentage of future construction defect claims that will close with payment by accident year. In addition, historical closed claim severities and reported incurred claim severities are analyzed to develop a selected claim severity for unreported construction defect claims that will close with payment.

Strengths:  The parameters for this model are based on the Company’s historical claim experience.

Weaknesses:  Construction defect claim severities are highly variable. Variations in close with payment ratios could produce significant changes in estimated ultimate costs.

For the construction defect reserving grouping, the actuaries use one method to estimate IBNR reserves. This method is comprised of estimated IBNR claims by accident year based on an estimated number of unreported claims that will close with payment multiplied by an average cost per claim. The actuaries evaluate the impact of fluctuations above and below the expected levels for each of these three components of the calculation on estimated

IBNR. As of December 31, 2007, the range for construction defect claims was 12.8% below to 17.4% above the selected best estimate. The range presented herein represents neither the full range of reasonably likely outcomes nor the full range of possible outcomes.

At the low end of the range, the parameters of the IBNR estimate were varied as follows:

•	claim reporting patterns were reduced by amounts ranging from 10% to 1%;

•	close with payment ratios by accident year were not varied; and

•	average claim severities were reduced by 14.3%.

These factors produced IBNR estimates that, when added to case reserves, were 12.8% below the best estimate reserves.

At the high end of the range, the parameters of the IBNR estimate were varied as follows:

•	claim reporting patterns were increased by amounts ranging from 10% to 1%;

•	close with payment ratios by accident year were not varied; and

•	average claim severities were increased by 15.2%.

These factors produced IBNR estimates that, when added to case reserves, were 17.4% above the best estimate reserves. It is important to note that we do not believe that the fluctuations considered in these calculations represent the full range of reasonably likely outcomes. We believe the likely range extends beyond this range, particularly on the high end. The range presented herein represents neither the full range of reasonably likely outcomes nor the full range of possible outcomes.

Impact of Available Data and Company Experience

All actuarial techniques or methods require a significant amount of professional judgment. When claim experience is insufficient or unavailable for a reserving segment, we tend to apply the expected loss ratio method. We typically refer to industry or competitor loss ratio data that we believe is representative of our segment when selecting an expected loss ratio. As of December 31, 2007, except for the run-off workers’ compensation line, we had no meaningful reserving segments for which reserves were based significantly or completely upon industry or competitor information.

In addition, there are numerous factors, both identified and unidentified, that we believe affect claim liabilities. In most instances, we cannot measure the impact of these variables individually. Therefore we cannot identify changes in these factors and adjust loss estimates accordingly. We assume that our historical claim experience is representative of the future. As circumstances warrant, we will attempt to quantify significant changes in underlying factors and adjust loss estimates accordingly.

In all of our significant lines, payment patterns and reporting patterns are primarily based upon our experience. For run-off of workers’ compensation, we base such patterns on industry information from the National Council on Compensation Insurance. In our most significant segments, expected loss ratios are based on the Company’s historical loss ratios, adjusted for loss trends and pricing changes. The actuaries judgmentally select loss trends based on knowledge of the Company’s business and industry loss trends available from Insurance Services Offices and pricing changes are based on the Company’s experience.

Each of our reserving techniques is based heavily upon the premise that historical Company data for each factor is representative of future behavior for that factor. Our reserving groupings were defined to achieve the greatest level of homogeneity (similarity of risks, coverages and claim costs) and credibility, which should reduce volatility of measured statistics. Our key assumptions are identified below:

•	historical payment patterns are representative of payment patterns for pending and future claims;

•	historical case incurred patterns are representative of case incurred patterns for pending and future claims;

•	expected loss ratios estimated from historical results, trends and pricing changes will be reasonably accurate and methods utilizing expected loss ratios will produce reasonable reserve indications;

•	loss trends based on industry experience will be applicable to Company results; and

•	future construction defect claims will behave similarly to historical construction defect claims in terms of costs, rate of reporting and percentage which will be covered by Century’s policies.

For factors such as payment patterns, case incurred patterns, loss trends and pricing changes, we establish selected values but we do not consider the range of possible values. As such, we do not quantify the effects on ultimate losses or IBNR which would result from fluctuations of these factors from our expectations.

For the parameters in the construction defect reserving method, we have considered the impact of fluctuations in parameter values from the values we expected. It is important to note that we do not believe that the fluctuations considered in these calculations represent the full range of reasonably likely outcomes. We believe the likely range extends beyond this range, particularly on the high end.

Activity in Loss and Loss Expense Reserves for the Three Years Ended December 31, 2007

We review our reserves for loss and loss expenses every quarter, and based on new developments and information, we include adjustments of the probable ultimate liability in operating results for the periods in which the adjustments are made. In general, our initial reserves are based upon the actuarial and underwriting data utilized to set pricing levels and are reviewed as additional information, including claims experience, becomes available. The establishment of loss and loss expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in our historical experience or which cannot yet be quantified. We regularly analyze our reserves and review our pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated.

Due to the inherent uncertainty in estimating reserves for losses and loss expenses, there can be no assurance that the ultimate liability will not materially exceed amounts reserved, with a resulting adverse effect on our results of operations and financial condition. Based on the current assumptions used in calculating reserves, management believes our overall reserve levels at December 31, 2007 make a reasonable provision for our future obligations.

Activity in the liability for loss and loss expense reserves is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Loss and loss expense reserves at beginning of year, as reported	$250,672	211,647	153,236
Less reinsurance recoverables on unpaid losses at beginning of year	36,104	37,448	29,485

Net loss and loss expense reserves at beginning of year	214,568	174,199	123,751
Provision for loss and loss expense incurred for claims related to:
Current year	134,981	136,583	112,946
Prior years:
Property and casualty
Casualty	(6,049)	6,164	7,384
Property	(2,661)	(9,250)	(2,388)
Other (including exited lines):
Commercial automobile	(9)	73	439
Workers compensation	142	2,056	(35)
Other	(487)	(146)	—

Total prior years	(9,064)	(1,103)	5,400

Total incurred	125,917	135,480	118,346

Loss and loss expense payments for claims related to:
Current year	38,064	38,781	24,548
Prior years	64,031	56,330	43,350

Total paid	102,095	95,111	67,898

Net loss and loss expense reserves at end of year	238,390	214,568	174,199
Plus reinsurance recoverables on unpaid losses at end of year	40,863	36,104	37,448

Loss and loss expense reserves at end of year, as reported	$279,253	250,672	211,647

An explanation of significant components of loss and loss expense reserve development by segment (net of reinsurance, unless otherwise indicated) follows.

Property and Casualty

Casualty.  Our changes in the reserve estimates related to prior accident years for the year ended December 31, 2007 for the casualty lines resulted in a decrease in incurred losses and loss expenses of $6.1 million. The favorable development during the year ended December 31, 2007 primarily relates to the 2004 through 2006 accident years. At the beginning of 2005, we began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. We wrote a significant volume of claims made contractor business in both 2005 and 2006. We reduced carried reserves related to the 2005 and 2006 casualty business based on our internal actuarial reserve recommendations. The 2005 and 2006 casualty books have performed better than expected, and previously carried reserves exceeded the current indications for each of the estimation methods applied in our internal actuarial analysis. We continue to write contractors’ liability business on an occurrence form, in certain jurisdictions and for certain classes of business.

In addition, during the year ended December 31, 2007, management reduced its long-term loss ratio expectations and loss development factors for other casualty business based on loss experience that emerged during the year that was more favorable than our initial expectations. Due to the reduction of these long-term loss ratio expectations and loss development factors, the indicated ultimate loss ratios produced by certain actuarial methods were lower as of December 31, 2007 than they were as of December 31, 2006. As a result, for the year ended December 31, 2007. management reduced the selected ultimate loss ratios for casualty business for accident years 2004 through 2006. The reduction in losses for casualty business discussed above was partially offset by increases in legal costs and settlement costs related to litigation on construction defect claims.

Our changes in the reserve estimates related to prior accident years for the years ended December 31, 2006 and 2005 for the casualty lines resulted in increases in incurred losses and loss expenses of $6.2 million and $7.4 million, respectively. A significant portion of our casualty reserve development relates to construction defect claims in certain states. Reserves and claim frequency on this business have been impacted by court decisions in California and other states affecting insurance law and tort law and by legislation enacted in California, which generally provides consumers who experience construction defects a method other than litigation to obtain reimbursement for construction defect repairs. These legal developments impact claim severity, frequency and time to settlement assumptions underlying our reserves. Starting with California in December 2000, we began to exit contractors’ liability business written on an occurrence form. By the end of the first quarter of 2001, we had significantly reduced our contractors’ liability written on an occurrence form underwriting in all states, and completely eliminated contractors’ liability written on an occurrence form in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, New Jersey, North Carolina, Oregon, South Carolina and Washington. Although we reduced our exposure to construction defect claims and, accordingly, the magnitude of our adverse development in this business has declined since 2000, our ultimate liability may exceed or be less than current estimates due to these legal actions, among other variables.

In addition, we incurred increased legal expenses and internal restructuring costs to address related claims, which contributed to our continued adverse development in this area. During 2004, as a result of court decisions that further defined the legal environment in California, we decided to enhance our defense strategy for certain types of construction defect claims. As a result, the Company revised its construction defect defense team by retaining appellate and new trial counsel and restaffing the in-house team responsible for management of the litigation. Once the new legal teams were established late in 2004 and into 2005, it was determined that there were certain cases that should be settled and the defense budgets for the remaining cases had to be revised to reflect the added resources, resulting in higher than expected loss and defense costs in 2005. This strategy continued in 2006 and we incurred additional legal expenses when litigation discovery procedures yielded new information about the underlying claims. This new information required a reassessment of expected settlements or judgments and expenses on many suits that had been received in prior years.

With this continued development related to our construction defect claims in 2006 as well as a small amount of adverse development on our non-construction defect casualty claims, our internal actuaries continued to refine their actuarial reserving techniques concerning the weighting of reserve indications and supplemental information concerning claims severities. As a result, our casualty reserves moved to a higher point in the range of loss and loss expense reserve estimates. We also recorded $2.9 million of unfavorable development during the year ended December 31, 2006 related to estimated costs associated with possible reinsurance collection issues on two separate casualty claims.

Property.  Our changes in reserve estimates for the years ended December 31, 2007, 2006 and 2005 for the property lines resulted in decreases in reserves of $2.7 million, $9.3 million and $2.4 million, respectively. When establishing our December 31, 2005 loss and loss expense reserves, we believed the accident year 2005 property loss ratio would be significantly impacted by claims activity resulting from Hurricanes Katrina, Rita and Wilma. In addition, due to the significantly higher claims per adjuster levels at the end of 2005 caused by the hurricane activity, we believed that there was a potential risk that case reserves would not be set as quickly as they would be with normal case loads. Accordingly, we considered this potential risk in setting our expected payment pattern and case incurred pattern for property business resulting in a higher reserve estimate than would have been normally set absent this risk. At the end of 2005, we held property IBNR for loss and loss expense reserves of $13.8 million. We expected $8.6 million of reported incurred losses and loss expenses for the year 2006. During 2006, actual reported incurred losses and loss expenses were $3.4 million. As a result of the significantly better than expected loss emergence during 2006, the selected payment patterns and case incurred patterns were revised downward. As a result of the better than expected loss emergence and the revision to payment and case incurred patterns, the IBNR reserve for accident years 2005 and prior as of December 31, 2006 decreased to $1.8 million. These results, coupled with a corresponding reduction in claim handling costs yielded the overall reduction of $9.3 million in losses and loss expenses in 2006. For 2007 and 2005, the changes in reserves primarily relate to changes in the development patterns on multiple accident years, as the number of claims and claim severity were below expectations at December 31, 2007 and 2005.

Other (Including Exited Lines)

We began writing commercial automobile/trucking coverage for commercial vehicles and trucks in 1997. In 2000, we exited the commercial automobile line of business due to unsatisfactory underwriting results. Our net loss and loss expense reserves for commercial automobile as of December 31, 2007 and 2006 were $101,000 and $147,000, respectively.

We offered workers’ compensation coverage from 1997 through January 2002. We exited this line of business beginning January 1, 2002 due to unsatisfactory underwriting results and the lack of availability of acceptable reinsurance. Until July 2000, we purchased 100% quota share reinsurance on this line of business. Beginning in 2000, we started to retain some risk. No new policies have been written since the first quarter of 2002. In 2006, we recorded $2.9 million of unfavorable development related to estimated costs associated with reinsurance collection issues on our 1997 through 1999 workers’ compensation reinsurance treaties. Our net loss and loss expense reserves for workers’ compensation as of December 31, 2007 and 2006 were $3.0 million and $3.2 million, respectively.

The table provided on the following pages presents the development of reserves, net of reinsurance, from 1997 through 2006. The top line of the table presents the reserves at the balance sheet date for each of the periods indicated. This represents the estimated amounts of loss and loss expenses that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding period, including cumulative payments made since the end of the respective period. The estimate changes as more information becomes known about the payments, as well as the frequency and severity of claims for individual periods. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. The lower portion of the table presents the cumulative amounts paid as of the end of each successive period with respect to those claims. Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

In evaluating the information in the table provided below, note that each amount entered incorporates the cumulative effects of all changes in amounts entered for prior periods. The table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

Analysis of Loss and Loss Adjustment Expense Development

	1998	1999	2000	2001	2002
	(In thousands)

Net liability for losses and loss expenses	$42,262	46,649	44,915	48,944	59,002
Liability re-estimated as of:
One year later	44,269	49,382	50,265	64,818	86,045
Two years later	45,006	52,390	66,745	86,480	101,553
Three years later	47,237	66,299	84,178	98,983	109,802
Four years later	58,059	77,477	94,930	104,975	119,978
Five years later	65,977	84,861	100,422	113,125	125,428
Six years later	72,691	88,590	107,588	118,857
Seven years later	76,396	94,235	113,683
Eight years later	81,945	99,914
Nine years later	87,929
Net cumulative redundancy (deficiency)	(45,667)	(53,265)	(68,768)	(69,913)	(66,426)
Cumulative amount of net liability paid as of:
One year later	14,221	18,741	19,047	24,805	30,585
Two years later	25,237	31,444	37,562	46,413	56,457
Three years later	33,559	45,199	54,598	65,472	76,414
Four years later	42,754	55,536	68,806	78,143	90,995
Five years later	49,406	65,559	78,743	89,339	101,484
Six years later	57,133	72,538	89,005	98,524
Seven years later	63,589	79,311	97,154
Eight years later	69,792	86,466
Nine years later	76,018
Gross liability — end of year	55,844	76,357	84,974	94,146	91,011
Reinsurance recoverable on unpaid losses	13,582	29,708	40,059	45,202	32,009

Net liability — end of year	42,262	46,649	44,915	48,944	59,002
Gross liability re-estimated — latest	99,221	138,690	159,315	156,589	160,042
Reinsurance recoverable on unpaid losses re-estimated — latest	11,292	38,776	45,632	37,732	34,614

Net liability re-estimated — latest	87,929	99,914	113,683	118,857	125,428
Gross cumulative redundancy (deficiency)	$(43,377)	(62,333)	(74,341)	(62,443)	(69,031)

Analysis of Loss and Loss Adjustment Expense Development

	2003	2004	2005	2006	2007
	(In thousands)

Net liability for losses and loss expenses	$92,497	123,763	174,199	214,568	238,390
Liability re-estimated as of:
One year later	103,548	129,163	173,096	205,504
Two years later	111,189	137,927	172,192
Three years later	122,467	140,351
Four years later	127,860
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Net cumulative redundancy (deficiency)	(35,363)	(16,588)	2,007	9,064
Cumulative amount of net liability paid as of:
One year later	35,717	43,363	56,330	64,031
Two years later	62,569	75,106	95,370
Three years later	84,190	96,089
Four years later	98,167
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Gross liability — end of year	129,558	153,236	211,647	250,672	279,253
Reinsurance recoverable on unpaid losses	37,061	29,485	37,448	36,104	40,863

Net liability — end of year	92,497	123,751	174,199	214,568	238,390
Gross liability re-estimated — latest	153,414	172,393	205,187	239,402
Reinsurance recoverable on unpaid losses re-estimated — latest	25,554	32,042	32,995	33,898

Net liability re-estimated — latest	127,860	140,351	172,192	205,504
Gross cumulative redundancy (deficiency)	$(23,856)	(19,157)	6,460	11,270

(1)	For calendar years and diagonals between 1997 and 2003, the amounts do not include the net effects of the discontinued operations.

(2)	In 2004, we entered in a loss portfolio transfer agreement with Evergreen and Continental whereby we assumed all of Evergreen and Continental’s business excluding surety and assumed workers’ compensation. Evergreen and Continental were spun-off to our class A shareholders in 2004 and are, therefore, no longer our subsidiaries. Therefore, for years prior to 2004 gross reserves include our gross reserves for all lines excluding surety (including the gross reserves for Evergreen and Continental) and the 2004 year and the gross liability re-estimated— latest excludes the gross reserves for Evergreen and Continental and includes the assumption of the net business of Evergreen and Continental. In addition, due to the above transactions in 2004, the gross cumulative redundancy (deficiency) includes the effects of eliminating Evergreen and Continental’s gross reserves and the assumption of Evergreen and Continental’s net reserves (excluding surety). Therefore, while the trend of the gross cumulative redundancy (deficiency) remains, the results may not represent the actual redundancy or deficiency of our gross reserves.

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

Our reinsurance strategy has remained consistent for several years. We believe we maintain appropriate conservative per risk and per occurrence retention levels and purchase sufficient reinsurance coverage on a per risk and per occurrence, and catastrophic basis.

The majority of our reinsurance agreements are subject to annual review. If a contract period experiences high severity losses or high frequency losses, there is a risk that we will not be able to renew our existing reinsurance facilities or that we could exhaust our existing treaty limits. This could result in increased exposure to loss, or if we are unwilling to bear an increase in net exposure, a reduction in revenue due to higher reinsurance cost and/or lower volume of insurance written.

We are also subject to changes in reinsurance market conditions which are beyond our control. Reduced capacity or increased costs could impact our ability to purchase sufficient reinsurance which may lead to lower revenue.

The following is a summary of our 2008 and 2007 multiple-line excess of loss reinsurance treaty:

Line of Business	Company Policy Limit	Reinsurance Coverage/Company Retention

Property	Up to $12.5 million per risk	We retain the first $500,000 per risk and reinsure all losses in excess of $500,000 up to $12.5 million per risk through treaty and automatic facultative agreements. Additional certificate facultative coverage is available for risks exceeding $12.5 million. In addition, effective January 1, 2008, we participate on a 18% quota share basis in the $500,000 per risk excess.
Casualty — primary	$1.0 million per occurrence	We retain the first $500,000 per occurrence. In addition, we share on a quota share basis 50% of any per occurrence loss greater than $500,000 but less than $1.0 million.
Casualty — excess and umbrella	Up to $5.0 million per occurrence in excess of the $1.0 million primary policy	We retain 10% of the first $1.0 million per occurrence and we reinsure 100% of any per occurrence loss greater than $1.0 million but less than $4.0 million.
Terrorism — aggregate excess of loss	Insurer deductible as defined in Section 102 for the Terrorism Risk Insurance Act of 2002 and amended by the Terrorism Risk Insurance Extension Act of 2005	For 2007, we retain the first $8.0 million per occurrence and reinsure any per occurrence loss greater than $8.0 million but less than $28 million. For 2008, we retain the first $8.0 million per occurrence and reinsure any per occurrence loss greater than $8.0 million but less than $16.5 million.

The Company maintains variable quota share reinsurance on its ocean marine, surety and environmental business which allows for a proportionate sharing of premium and losses. Generally, the percentage of ceded reinsurance increases as the limit of the policies issued increases, which allows the Company to maintain an acceptable retention level.

Since 2004, we have maintained “casualty clash” coverage of $19.0 million in excess of $1.0 million to cover exposures such as punitive damages and other extra-contractual obligations, losses in excess of policy limits and exposure to a larger single loss than intended due to losses incurred under two or more coverages or policies for the same event.

We maintain property catastrophe coverage of $16.0 million above $4.0 million of cumulative net property retentions. We annually evaluate the probable maximum loss using a catastrophe exposure model developed by independent experts. The most recent model suggests we are insured for a 500-year catastrophic event. Our primary catastrophic risk is structural property exposures because of fire following an earthquake, hurricanes, tornados, hailstorms, winter storms, and freezing. Historically, we have not written wind coverage on fixed properties in Florida or within two counties of the Gulf of Mexico and the eastern seaboard states; however, we continue to evaluate this market for profitable opportunities.

We purchased Terrorism Aggregate Excess of Loss reinsurance coverage effective February 1, 2006 to reduce our retention under the “Insurer Deductible” as defined in Section 102 of the Terrorism Risk Insurance Act of 2002 and as amended by the Terrorism Risk Insurance Extension Act of 2005 (collectively called the “Act”). In 2007, we retained and are liable for $8.0 million of our aggregate ultimate net loss arising out of all insured losses, as defined by the Act, for the term of the contract. The reinsurer is then liable for the amount by which such aggregate ultimate net loss exceeds our retention, but the liability of the reinsurer will not exceed $20.0 million for the term of the contract. In 2008, we will retain and be liable for $8.0 million of our aggregate ultimate net loss arising out of all insured losses, as defined by the Act, for the term of the contract. The reinsurer will then be liable for the amount by which such aggregate ultimate net loss exceeds our retention, but the liability of the reinsurer will not exceed $8.5 million for the term of the contract.

The following table is a summary of our top ten reinsurers, based on net amount recoverable, as of December 31, 2007. These amounts include reinsurance recoverable on paid losses, reinsurance recoverable on unpaid losses, prepaid reinsurance premiums and reinsurance balances payable.

	A.M. Best	Net Amount
Reinsurer	Rating	Recoverable
	As of December 31, 2007
	(In thousands)

Ace Property and Casualty	A+	$18,152,000
Swiss Reinsurance America Corporation	A+	10,330,000
Munich Reinsurance America	A+	6,353,000
Hannover Ruckvesicherungs-Aktiengeselischaft	A	3,396,000
General Reinsurance Corporation	A++	3,115,000
Berkley Insurance Company	A+	2,107,000
Axis Reinsurance Company	A	1,840,000
Gerling Global Reinsurance Corporation(1)	NR3	1,664,000
Evergreen National Indemnity Company	A−	1,339,000
Lloyd’s Syndicate Number 2003	A	618,000

(1)	We are closely monitoring the financial status of Gerling Global Reinsurance Corporation (which is not rated as it is no longer accepting new or renewal business). We are currently in arbitration with Gerling over a disputed claim.

The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred in conjunction with the terrorist attacks on September 11, 2001 and the 2004/2005 hurricane seasons. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. The market improved throughout 2006 due to a moderate hurricane season and continued in 2007 and 2008.

Investment Portfolio

Our investment strategy is designed to capitalize on our ability to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted returns. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The majority of our fixed maturity portfolio is rated investment grade to mitigate our exposure to credit risk. Our investment portfolio is managed by two outside independent investment managers and one related party investment manager, which all operate under investment guidelines approved by our investment committee. Our investment committee meets at least quarterly and reports to our board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. In limited circumstances, we will invest in non-investment grade fixed maturity securities that have an appropriate risk adjusted return, subject to satisfactory credit analysis performed by us and our investment managers.

Our cash and investment portfolio totaled $467.3 million as of December 31, 2007 and is summarized by type of investment as follows:

		Percent of
	Amount	Portfolio
	(Dollars in thousands)

Fixed-maturity:
U.S. Treasury securities	$2,663	0.6%
Agencies not backed by the full faith and credit by the U.S. Government	6,101	1.3
Corporate securities	34,366	7.4
Mortgage-backed securities (GSEs)	77,200	16.5
Asset-backed securities	27,802	6.0
Collateralized mortgage obligations	49,671	10.6
Obligations of states and political subdivisions	209,735	44.9

Total fixed-maturity	407,538	87.3

Cash and short-term investments	16,496	3.5

Equity securities:
Bond mutual funds	14,244	3.0
Preferred shares	26,338	5.6
Common shares	2,660	0.6

Total equity securities	43,242	9.2

Total	$467,276	100.0%

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

Today our primary competitors are Nationwide Mutual Insurance Company (Scottsdale Insurance), Markel Corporation (Essex Insurance Company), IFG Companies (Burlington Insurance Group), W.R. Berkley Corporation (Nautilus Insurance Company), Argo Group International Holdings, Ltd. (Colony Insurance Company), United American Indemnity, LTD (Penn-America Insurance Company), Franklin Holdings, Ltd. (James River Group), RLI Corporation, Philadelphia Consolidated Holdings Corporation, American Safety Insurance Holdings, Ltd. (American Safety Holdings Corporation ) and First Mercury Financial Corporation (First Mercury Insurance Company). We generally compete on the basis of service, as most market competitors have maintained both pricing and underwriting discipline. Additionally, we continue to experience increased competition in the excess and surplus market from standard carriers that are trying to gain additional market share.

Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, issued a pooled rating of “A−” (excellent) as its 2007 annual rating of our property and casualty insurance subsidiaries. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (superior) to “F” (in liquidation). In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company’s securities.

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

The National Association of Insurance Commissioners is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the National Association of Insurance Commissioners has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the National Association of Insurance Commissioners is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines have been promulgated by the National Association of Insurance Commissioners as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in certain of the model laws is a requirement for accreditation by the National Association of Insurance Commissioners. The National Association of Insurance Commissioners provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual.

Regulation of insurance companies constantly changes as the National Association of Insurance Commissioners, governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners and some state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways.

Required Licensing.  In Ohio, Arizona, Indiana, West Virginia and Wisconsin, Century operates on an admitted, or licensed, basis. In addition, PIC is admitted in Texas, its state of domicile, and Alaska, Arizona, Arkansas, California, Georgia, Indiana, Kansas, Louisiana, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, Utah, West Virginia and Wisconsin. Each of Century’s and PIC’s licenses in these states are in good standing as of December 31, 2007. Insurance licenses are issued by state insurance regulators upon application and may be of perpetual duration or may require periodic renewal. We must apply for and obtain appropriate new licenses before we can expand into a new state on an admitted basis or offer new lines of insurance that require separate or additional licensing. PIC is also admitted in the District of Columbia.

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

Insurance Holding Company Regulation.  We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which we conduct business. These regulations require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system domiciled in that state. The insurance laws similarly provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. Generally, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer. Since August 2005, one investor beneficially has owned more than 10% of our outstanding common shares. According to the Schedule 13G filed by the investor with the U.S. Securities and Exchange Commission, the ProCentury common shares are held in the ordinary course of business and were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of the issuer of the securities. Based on the information contained in the Schedule 13G, a change of control was deemed not to have occurred and a disclaimer of affiliation was filed, as contemplated under applicable state statutes, with the appropriate state insurance regulators to disclose the information about the shares being held and the basis for disclaiming the affiliation. In early 2007, such investor group reduced its investment to less than 10%.

Restrictions on Paying Dividends.  ProCentury is a holding company with no business operations of its own. Consequently, our ability to pay dividends to shareholders and meet debt payment obligations is largely dependent on dividends and other distributions from Century. State insurance law restricts the ability of Century to declare shareholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval from the Ohio Department of Insurance generally is required in order for Century to declare and pay “extraordinary dividends.” An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Using these criteria, the available ordinary dividend available to be paid from Century to ProCentury during 2008 is $27.4 million. The ordinary dividend available to be paid from PIC to Century during 2008 is $2.9 million. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect.

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

Privacy Regulations.  In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. A National Association of Insurance Commissioners initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the National Association of Insurance Commissioners adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. We have established procedures for safeguarding customer information and our insurance subsidiaries follow procedures pertaining to applicable customers to comply with the Gramm-Leach-Bliley related privacy requirements.

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

Quarterly and Annual Financial Reporting.  We are required to file quarterly and annual financial reports with state insurance regulators utilizing statutory accounting practices (“SAP”) rather than generally accepted accounting principles (“GAAP”). In keeping with the intent to assure policyholder protection, SAP financial reports generally are based on a liquidation concept. For a summary of the significant differences for our insurance subsidiaries between statutory accounting practices and GAAP, see Note 12 to our audited consolidated financial statements included in this report.

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

At December 31, 2007, both Century and PIC maintained an RBC level in excess of an amount that would require any corrective actions on our part.

IRIS Ratios.  The National Association of Insurance Commissioners Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the National Association of Insurance Commissioners database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial.

As of December 31, 2007, Century had no IRIS ratios outside the usual range and PIC had two IRIS ratios outside the usual range, as set forth in the following table:

Company	Ratio	Usual Range	Our Ratio

PIC	Change in Net Premiums Written	33.0 - (33.0)	(38.0)
PIC	Gross Change in Policyholders’ Surplus	50.0 - (10.0)	89.0

The ratio for Change in Net Premiums Written were outside the IRIS usual range because of the implementation of the intercompany pooling agreement which became effective on January 1, 2006. The ratio for Gross Change in Policyholders’ Surplus was outside the IRIS usual ranges because of a $12.0 million capital contribution received from Century.

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

Terrorism Exclusion Regulatory Activity.  After the events of September 11, 2001, the National Association of Insurance Commissioners urged states to grant conditional approval to commercial lines endorsements that excluded coverage for acts of terrorism consistent with language developed by ISO. The ISO endorsement included certain coverage limitations. Many states have allowed the endorsements for commercial lines, but rejected such exclusions for personal exposures.

As a result, Congress enacted and the President signed into law in November 2002, the Terrorism Risk Insurance Act of 2002 (TRIA or the Act). TRIA provided a federal backstop for defined acts of terrorism and imposed certain obligations on insurers. TRIA was extended in 2005 for a two-year period covering program years 2006 and 2007, and some changes to the original Act were made at that time. The Act has been extended for an additional seven years through December 31, 2014 with the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the 2007 extension).

Several provisions of the Act have changed in the 2007 extension. These include:

•	revising the definition of a certified act of terrorism to eliminate the requirement that an individual is acting on behalf of any foreign person or foreign interest;

•	extending the program through December 31, 2014;

•	requiring clear and conspicuous notice to policyholders of the existence of the $100,000,000,000 cap;

•	fixing the insurer deductible at 20 percent of an insurer’s direct earned premium and the federal share of compensation at 85 percent of insured losses that exceed insurer deductibles;

•	fixing the program trigger at $100,000,000 for all additional program years;

•	requiring the U.S. Treasury to promulgate regulations for determining pro-rata shares of insured losses under the program when insured losses exceed $100,000,000,000; and,

•	accelerating the timing of the mandatory recoupment of the federal share through policyholder surcharges.

Other terms of the Act, as amended by the Terrorism Risk Insurance Extension Act of 2005, remain unchanged. We have maintained compliance with the TRIA requirements, as extended, and will continue to comply with such requirements to make the mandatory terrorism coverage available to policyholders.

Mold Contamination.  The property and casualty insurance industry experienced an increase in claim activity beginning in 2001 pertaining to mold contamination. Significant plaintiffs’ verdicts and increased media attention to the subject have caused insurers to develop and/or refine relevant insurance policy language that excludes mold coverage. We anticipate increased state legislative activity pertaining to mold contamination. We will closely monitor regulatory and litigation trends and continue to review relevant insurance policy exclusion language.

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

Employees

We employ 323 people as of March 7, 2008. Our employees are not covered by any collective bargaining agreements, and we believe our relationship with our employees is satisfactory.

Forward Looking Statements

Forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 appear throughout this report. Forward looking statements, which generally include words such as “anticipate”, “expect,” “believe,” “intend,” “estimate” and similar expressions and include those statements regarding our expectations, hopes, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by us. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance industry, claims development and the impact thereof on our loss reserves, the adequacy of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions, and other factors. Actual results could differ materially from those in forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed under “Risk Factors” below and elsewhere in this annual report on Form 10-K and in our other Securities and Exchange Commission filings.

Item 1A.	Risk Factors

Our business is cyclical in nature and our industry is currently experiencing softening market conditions which may affect our financial performance, our ability to grow and the price of our common shares.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. This cyclicality is due in large part to the actions of industry participants, such as inadequate pricing and increasingly broad policy terms, general economic factors, such as low interest rates, the impact of terrorist attacks and severe weather, none of which is within our control. These cyclical patterns cause our revenues and net income to fluctuate, which may cause the price of our common shares to be volatile.

During the past five years, many admitted insurers returned to more risk-based underwriting disciplines in the standard market, resulting in higher premium rates, less flexible terms and, in some cases, an unavailability of adequate insurance coverage in the standard market in some classes. We, along with other excess and surplus lines insurers, benefited from this increase in rates and volume. During 2006, however, the excess and surplus lines industry began to experience softer market conditions primarily attributed to intensified competition from admitted and surplus lines insurers, resulting in slight rate decreases. Because these market conditions are due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of these conditions. This increased competition intensified in 2007 and is continuing in 2008.

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

Consequently, we could under-price risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either event, our profitability could be materially and adversely affected.

Our actual incurred losses may be greater than our loss and loss expense reserves, which could cause our future earnings, liquidity and financial rating to decline.

We are liable for loss and loss expenses under the terms of the insurance policies we write. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. We establish loss and loss expense reserves for our estimate of the ultimate payment of all loss and loss expenses incurred. If any of our reserves prove to be inadequate, we will be required to increase reserves resulting in a reduction in our net income in the period in which the inadequacy is identified. Future loss experience substantially in excess of established reserves could also cause our future earnings, liquidity and financial rating to decline. These reserves are based on historical data and estimates of future events and by their nature are imprecise. Our ultimate loss and loss expenses may vary from established reserves.

Furthermore, several factors may have a substantial impact on our future loss experience. These factors may include:

•	inflation in the size of claims;

•	claims development patterns;

•	legislative and judicial activity;

•	social and economic patterns; and

•	litigation and regulatory trends.

Additionally, we have established loss and loss expense reserves for certain lines of business we have exited, but circumstances could develop that would make these reserves insufficient. As of December 31, 2007, unpaid loss and loss expense reserves (net of reserves ceded to our reinsurers) were $238.4 million, consisting of case loss and loss expense reserves of $70.0 million and incurred but not reported loss and loss expense reserves of $168.4 million.

We have re-estimated our loss and loss expense reserves attributable to insured events in prior years. These reestimations resulted in a (decrease) increase in reserves of $(9.1) million, $(1.1) million and $5.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims experienced by our insureds.

Most of our property business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in all of our property lines and generally result in an increase in the number of claims incurred as well as the amount of compensation sought by claimants because every geographic location in which we provide insurance policies is subject to the risk of severe weather conditions. In 2005, we recorded $5.4 million of after tax losses related to the hurricane season. Throughout 2007, 2006 and prior to December 31, 2004, we have not been materially impacted by catastrophic events. We use a model that is commonly used throughout the industry to help us ensure that we are purchasing sufficient catastrophe reinsurance limits. Currently, we purchase catastrophe reinsurance to cover a potential catastrophe that is modeled to only occur once every 500 years. There can be no assurance that this modeled information will accurately predict catastrophic losses. It is possible that a catastrophic event or multiple catastrophic events could cause our loss and loss expense reserves to increase and our liquidity and financial condition to decline.

A decline in our financial rating assigned by A.M. Best may result in a reduction of new or renewal business.

A.M. Best, an insurance rating agency, assigns ratings that generally are based on an insurance company’s ability to pay policyholder obligations. The A.M. Best ratings criteria focus on capital adequacy, loss and loss expense reserve adequacy and operating performance. A reduction in our performance in these criteria could result in a downgrade of an insurance company’s rating. Our insurance subsidiaries received an “A−” (excellent) pooled annual rating in 2007 from A.M. Best. A downgrade of our rating below “A−” (excellent) could cause our current and future general agents, retail brokers and insureds to choose other, more highly rated competitors which would have an adverse impact on our financial results.

We may incur increased costs in competing for underwriting revenue. If we are unable to compete effectively with the large number of companies in the insurance industry for underwriting revenues, our underwriting revenues and net income may decline.

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

In its annual U.S. Surplus Lines Market Review Special Report, published in October 2007, A.M. Best stated that the large, well established insurance carriers continue to dominate the excess and surplus lines market, with the top 25 insurance groups commanding an 81% share of the market. While we believe opportunities are available in this market, the leading insurance carriers have a firm stronghold. We are not one of the 25 largest insurance carriers in the excess and surplus lines market. Competition in this market is generally based on many factors, including

•	the perceived market strength of the insurer in a particular line;

•	pricing and other terms and conditions;

•	service;

•	promptness of claims payment;

•	the reputation and experience of the insurer; and

•	ratings assigned by independent ratings organizations, such as A.M. Best.

We compete primarily on the basis of service.

We may incur increased costs in competing for premiums. If we are unable to compete effectively in the markets in which we operate or to expand our operations into new markets, our underwriting revenues and net income may decline.

A number of new, proposed or potential legislative and industry developments could further increase competition in our industry. These developments include:

•	an increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•	the implementation of commercial lines deregulation in several states, which could increase competition from standard carriers for our excess and surplus lines of insurance business;

•	programs in which state-sponsored entities provide property insurance in catastrophe prone areas; and

•	changing practices caused by the Internet, which may lead to greater competition in the insurance business.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and thereby affect our underwriting results. Ultimately, this competition could affect our ability to attract business at premium rates that are likely to generate underwriting profits.

We distribute our products through a select group of general agents, ten of which account for a significant part of our business, and such relationships could be discontinued or cease to be profitable.

We distribute our products through a select group of general agents. Of our gross written premiums for the year ended December 31, 2007, 52.1% were distributed through ten general agents. In 2007, our largest agency group, with locations in seven states, accounted for $43.3 million (18.2%) of our total gross written premiums. A loss of all or substantially all the business produced by one or more of these general agents could have a negative impact on our revenues.

We may not be successful in developing our new specialty lines or new classes of insureds through our program unit that could cause us to experience losses.

Since 2003, we have entered into several new specialty lines of business and more than ten new offerings through our program unit, including commercial auto physical damage, garage liability and ocean marine. We continue to look for appropriate opportunities to diversify our business portfolio by offering new lines of insurance in which we believe we have sufficient underwriting and claim expertise. However, because of our limited history in these new lines, there is limited financial information available to help us evaluate whether we will be able to successfully develop these new lines or the likely ultimate losses and expenses associated with these new lines. We also may have less experience managing their development and growth than some of our competitors. Additionally, there is a risk that the lines of business into which we expand will not perform at the levels we anticipate.

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

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, illiquid credit markets, as well as changes in government monetary policies, general economic conditions and overall capital market conditions, all of which impact interest rates.

Our results of operations depend, in part, on the performance of our investments. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Fluctuations in interest rates affect our returns on and the fair value of our fixed-maturity securities and equity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. Unrealized gains and losses on available-for-sale fixed-maturity securities and equity securities are recognized in “Accumulated other comprehensive income, net of taxes” and increase or decrease our shareholders’ equity as reflected in our Consolidated Balance Sheet. Interest rates in the United States are currently low relative to historical levels. Our available-for-sale fixed-maturity securities and equity securities are currently in a net unrealized loss position, and an increase in interest rates would further reduce the fair value of our investments in available-for-sale fixed-maturity securities and equity securities. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and could result in investment losses in our portfolio.

We had fixed-maturity and equity investments with a fair value of $450.8 million as of December 31, 2007 that are subject to:

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

Our fixed-maturity investment portfolio had a fair value of $407.6 million as of December 31, 2007 and includes mortgage-backed and other asset-backed securities. As of December 31, 2007, the fair value of mortgage-backed securities, asset-backed securities and collateralized mortgage obligations totaled $154.7 million and constituted 33.1% of our cash and investment portfolio. As with other fixed-maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring us to reinvest the proceeds at the then prevailing market rates.

Our equity portfolio totaled $43.2 million as of December 31, 2007. This total includes $29.0 million of investments in preferred and common securities of individual companies, which are subject to economic loss from the decline in preferred and common share prices. As a result, the value of these investments are driven by the specific financial prospects of these individual companies, as well as the equity markets in general. The remaining $14.2 million of our equity portfolio is invested in bond mutual funds.

The book value of our sub-prime residential mortgage backed securities as of December 31, 2007 was $8.4 million. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. We are not an originator of below-prime mortgages. The slowing U.S. housing market, greater use of affordability mortgage products, and relaxed underwriting standards for some originators of below-prime loans has recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. We do not own any sub-prime securities that are backed by mortgage loans made in either 2006 or 2007. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from December 31, 2006 to December 31, 2007. We expect delinquency and loss rates in the sub-prime mortgage sector to be volatile in the near term. In accordance with EITF 99-20, we have performed cash flow analysis on our sub-prime holdings stressing multiple variables, including prepayment speeds, default rates, and loss severity. Based on this analysis and our expectation of future loan performance, other than certain credit-related impairments recorded in the current year, future payments are expected to be received in accordance with the contractual terms of the securities. For a discussion on credit-related impairments, see Other-Than-Temporary Impairments section included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Results” below.

During 2007, the U.S. financial markets have experienced a significant level of volatility in the value of the equity markets and a spread widening in the fixed-maturity markets. In addition, certain sectors of fixed-maturity securities, primarily asset backed securities, experienced a significant level of illiquidity and price dislocation, each of which also affect the value of our fixed-maturity securities. As of December 31, 2007, our fixed-maturity securities, equity securities, preferred shares and bond mutual funds, had a fair value of $450.8 million, which represents 96.5% of our total cash and investment portfolio, these securities are subject to changes in fair value based on fluctuations in interest rates. As of December 31, 2007, a 200 basis point decline in interest rates would result in a $42.3 million, or 9.5% increase in fair value of our portfolio and a 200 basis point increase would result in a $45.0 million, or 10.0%, decrease in fair value of our portfolio. As of December 31, 2007, our investment portfolio had a net unrealized investment loss, after the effect of income taxes of $8.7 million. However, these unrealized losses may not persist in the current economic environment or may not be realized or the ultimate loss may be greater.

Our investment performance may suffer as a result of adverse capital market developments or other factors, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until it is needed to pay policyholder claims or other expenses. Our investment portfolio is managed by three outside independent investment managers, all of which operate under investment guidelines approved by our investment committee. Although we seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs, our investments are subject to a variety of risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business.

If we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment.

In 2008, for our property business, we retain the first $500,000 of a loss and share on a quota share basis 18% of the loss amount that exceeds $500,000 up to $1.0 million. For example, if we have a casualty policy that has a $600,000 loss, the reinsurer will be liable to us for $82,000 of the loss. For our casualty business, we retain the first $500,000 of a loss and share on a quota share basis 50% of the loss amount that exceeds $500,000 up to $1.0 million. For example, if we have a casualty policy that has a $600,000 loss, the reinsurer will be liable to us for $50,000 of the loss.

In 2007, we purchased property excess of loss reinsurance to limit our loss from a single occurrence on any one coverage part from any one policy to $500,000. For example, if we have a property policy that has a $600,000 loss, the reinsurer will be liable to us for $100,000 of the loss. For our casualty business, we retain the first $500,000 of a loss and share on a quota share basis 50% of the loss amount that exceeds $500,000 up to $1.0 million. For example, if we have a casualty policy that has a $600,000 loss, the reinsurer will be liable to us for $50,000 of the loss.

Further, we purchase catastrophe reinsurance to limit losses arising from any single occurrence, to $4.0 million up to $15.2 million, regardless of how many policyholders are involved or the extent of their loss,. We purchase casualty clash coverage for the loss amount above $1.0 million up to $19.0 million for any single occurrence, regardless of the number of policyholders involved. However, we may choose in the future to re-evaluate the use of reinsurance to increase or decrease the amount of liability we cede to reinsurers, depending upon the cost and availability of reinsurance.

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred in conjunction with the terrorist attacks on September 11, 2001 and the 2004 and 2005 hurricane storm seasons. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. The reinsurance market improved throughout 2006, 2007 and 2008 due to a moderate hurricane season.

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

We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. That is, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs. As of December 31, 2007, we had $44.8 million of amounts recoverable from our reinsurers that we would be obligated to pay if our reinsurers failed to pay. We have recorded a provision for uncollectible amounts of $3.4 million at December 31, 2007 and $4.1 million at December 31, 2006, which relates to balances due from reinsurers that are in dispute.

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

General.  Our insurance subsidiaries are subject to regulations, administered primarily by Ohio and Texas, our domiciliary states, and to a lesser degree, the other states in which we are licensed or admitted to sell insurance. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things, excess and surplus lines of business authorizations, capital and surplus requirements, rate and form approvals, investment parameter restrictions, underwriting limitations, affiliate transactions, dividend limitations, changes in control and a variety of other financial and non-financial components of our business. In addition, we are subject to privacy regulations and restrictions on our ability to cancel or not renew a policy or to withdraw from one or more lines of business within a state. Significant changes in these laws and regulations could limit our discretion or make it more expensive to conduct our business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

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

Risk-Based Capital.  The National Association of Insurance Commissioners has adopted a system to test the adequacy of statutory capital, known as “risk-based capital.” This system establishes the minimum amount of riskbased capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by evaluating certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our riskbased capital at the required levels could cause our insurance subsidiary to lose its regulatory authority to conduct its business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our risk-based capital as of December 31, 2007.

IRIS Ratios.  The Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies. IRIS has two phases of screening: statistical and analytical. In the statistical phase, the National Association of Insurance Commissioners database generates financial ratios based on financial information obtained from insurance companies’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. A ratio result falling outside the usual range of IRIS ratios is viewed as part of the regulatory early monitoring system. As of December 31, 2007, Century had no IRIS ratios outside the usual range and PIC had two IRIS ratios outside the usual range, as described in “Our Business — Regulatory Environment — IRIS Ratios,” which could result in possible regulatory attention.

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

We are an insurance holding company and our principal asset is the shares we hold in Century. Dividends and other payments from this company are our primary source of funds to pay expenses and dividends to our shareholders. The payment of dividends by Century to us is limited by statute. In general, these restrictions limit the aggregate amount of dividends or other distributions that Century may declare or pay within any twelve-month period without advance regulatory approval. Generally, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula. As a result, we may not be able to receive dividends from our subsidiary at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses. The amount of dividends that can be paid to us from Century in 2008 without regulatory approval is $27.4 million.

Although we have paid cash dividends in the past, we may not pay cash dividends in the future.

The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries and other factors deemed relevant by our board of directors. There is no requirement that we must, and we cannot assure you that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for general corporate or other purposes.

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

Managing technology initiatives and meeting new data security requirements present significant risks for us, which could lead to increased costs or business disruptions.

While technological developments can streamline many business processes and ultimately reduce the cost of operations, technology initiatives can present short-term cost and implementation risks. In addition, projections of expenses, implementation schedules and utility of results my be inaccurate and can escalate over time. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. Failure to implement or maintain adequate systems could significantly increase our costs or cause us to lose business, each of which could adversely affect our results of operations.

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

As of December 31, 2007, we underwrote 63.6% of our property and casualty premiums on a limited binding authority basis. Binding authority business represents risks that may be quoted and bound by our general agents prior to our underwriting review. If a general agent exceeds this authority by binding us to a risk that does not comply with our underwriting guidelines, we are at risk for claims under that policy that occur during the period from its issue date until we receive the policy and cancel it. To cancel a policy for exceeding underwriting authority, we must receive and cancel the policy within statutorily prescribed time limits that are dependent on the jurisdiction but are typically 60 days. Our general agents are required by contract to have bound policies issued and a copy sent to our office within 30 days of the effective date of coverage. Our policy review generally takes two to four weeks, depending on the time of year. Upon review of a policy, we issue instructions to cure any material errors we discover. If cancellation of the policy is the only cure, we order the cancellation of the policy at that time pursuant to state law. As a result, we may be bound by a policy that does not comply with our underwriting guidelines, and until we can effect a cancellation, we may incur loss and loss expenses related to that policy.

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

We continue to evaluate our internal controls systems to allow management to report on, and our independent registered public accounting firm to audit, our internal controls over financial reporting and to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In the course of this evaluation, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we cease to comply with the requirements of Section 404 manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or NASDAQ. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and your share price may be adversely affected.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our corporate headquarters is a 44,000 square foot office building located in Westerville, Ohio. We lease this building pursuant to a lease agreement with an initial term of ten years, which expires in 2013. In addition, we have an option to renew the lease agreement for two five-year terms. In July 2006, we leased 11,000 additional square feet of office space in the same complex as our corporate headquarters. This space was leased with an initial term of five years and an option to terminate the lease after two years with one-month advance notice and payment of any unamortized leasehold improvements and brokerage cost.

We also lease an aggregate of 20,000 square feet of office space in Phoenix, Arizona. Our lease of this space has an initial term that expires in 2009. We also lease 1,200 square feet of office space in Conrad, Texas which has a three-year lease term, ending in April 30, 2010. Beginning in February 2008, we also lease 1,181 square feet of office space in Naples, Florida. This lease expires in 2011.

Item 3.	Legal Proceedings

We are party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer, the liabilities for which we believe have been adequately included in our loss and loss expense reserves. Also, from time to time, we are party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our insurance subsidiaries. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable.

The outcome of litigation is subject to numerous uncertainties. Although the ultimate outcome of pending matters cannot be determined at this time, based on present information, we believe the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2007.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 17, 2008:

Name	Age	Position with ProCentury

Edward F. Feighan	60	Chairman of the Board, President, Chief Executive Officer
Erin E. West	32	Chief Financial Officer and Treasurer
Christopher J. Timm	51	Executive Vice President and Director
Greg D. Ewald	54	Senior Vice President of Underwriting
James P. Flood	57	Senior Vice President of Operations

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

Erin E. West was named Chief Financial Officer and Treasurer in October 2005. Ms. West served under our former Chief Financial Officer, Mr. Charles D. Hamm, Jr., as Chief Financial Officer of Century since July 2004 and Vice President of Century since December 2003. Ms. West also serves as director, Secretary and Treasurer of both Century and ProCentury Insurance Company. Ms. West is a certified public accountant and was formerly a Supervising Senior with KPMG LLP from 1997 to 2001.

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

Greg D. Ewald has served as Senior Vice President of Underwriting for Century since 2000. Mr. Ewald serves as a director of both Century and ProCentury Insurance Company and is a director and President of ProCentury Risk Partners Insurance Company, a D.C. captive insurer subsidiary of ProCentury Corporation. Previously, Mr. Ewald was Senior Vice President for Acceptance Insurance Company from 1990 to 2000 and for Underwriters Reinsurance Company (now Swiss Re) from 1979 to 1990.

James P. Flood was named Senior Vice President of Operations in November of 2007. Since October 2003, Mr. Flood has served as Senior Vice President of Claims for Century. Mr. Flood also serves as a Director of both Century and ProCentury Insurance Company. From 2002 to 2003, Mr. Flood was a management and claims consultant and, from 1995 to 2002, served as Claims Senior Vice President, Group Vice President and Chief Claims Officer for CNA. From 1988 to 1995, Mr. Flood was Senior Vice President of Claims for Continental Insurance Company. From 1977 to 1987, Mr. Flood was a trial attorney for Buckeye Union Insurance Company. He was admitted to the Ohio Bar in 1977.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ProCentury Corporation (symbol: PROS) common shares are listed on the NASDAQ National Market. As of March 7, 2008, there were 89 holders of record of the 13,421,032 outstanding common shares of the Company. The high, low and closing sale prices of our common shares for each quarter in 2007, 2006, and 2005 are listed below:

	Quarter of 2007
	1st	2nd	3rd	4th

High	$23.30	24.00	16.84	15.54
Low	17.75	16.50	11.90	13.60
Close	23.20	16.76	14.63	15.35

	Quarter of 2006
	1st	2nd	3rd	4th

High	$13.64	14.29	15.74	18.92
Low	10.50	12.50	12.89	14.29
Close	13.64	13.71	15.00	18.50

	Quarter of 2005
	1st	2nd	3rd	4th

High	$12.50	11.05	10.75	11.45
Low	10.11	9.75	9.81	9.96
Close	10.49	10.20	10.22	10.73

The Company declared a $0.04 per share cash dividend in each quarter of 2007. The Company declared a $0.03, $0.035, $0.04 and $0.04 per share cash dividend in the first, second, third and fourth quarters of 2006, respectively. The Company declared a $0.02 per share cash dividend in the first three quarters of 2005 and $0.025 in the fourth quarter of 2005. As an insurance holding company, our principal asset is the shares we hold in Century. The dividends and other payments from Century are our primary source of funds; however, the payment of dividends by Century to us is limited by statute. As a result, we may not be able to receive funds at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses.

The chart below reflects the Company’s total return performance for the years ended December 31, 2007, 2006, 2005 and 2004.

Total Return Performance

	Period Ending
Index	04/21/04	12/31/04	12/31/05	12/31/06	12/31/07
ProCentury Corporation	$100.00	118.57	103.45	180.15	150.92

S&P 500	100.00	109.18	114.54	132.63	139.91

S&P Property & Casualty Insurance Index	100.00	104.74	120.57	136.09	118.26

SNL Insurance P&C Index	100.00	102.25	111.78	130.29	140.68

NASDAQ Composite	100.00	109.81	110.51	121.03	132.90

Source: Standard & Poor’s and SNL Financial.

We have added the NASDAQ Composite and SNL Insurance P&C indexes this year with the intent of discontinuing the use of the S&P 500 and the S&P Property and Casualty Insurance Index next year. The Company believes that the NASDAQ composite and SNL Insurance P&C indexes provide closer representation of the broad and peer indexes for ProCentury.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes selected consolidated financial information for the periods ended and as of the dates indicated. The selected data presented below under the captions “Operating Data” and “Balance Sheet Data” for, and as of the end of, each of the periods in the five-year period ended December 31, 2007 are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2007 and 2006 and for each of the periods in the three-year period ended December 31, 2007, and KPMG LLP’s report thereon, are included elsewhere in this 10-K filing. These historical results are not necessarily indicative of results to be expected from any future period. You should read this selected consolidated financial information together with our consolidated financial statements and related notes and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Operating Data:
Premiums earned	$217,562	218,992	177,630	148,702	108,294
Net investment income	22,081	19,372	14,487	10,048	6,499
Net realized investment (losses) gains	(1,982)	80	(326)	50	1,932
Other income	489	437	198	—	—

Total revenues	238,150	238,881	191,989	158,800	116,725

Discontinued operations(1)	—	—	—	1,259	1,548
Net income	24,756	20,901	10,241	14,980	314

Comprehensive income (loss)	18,442	21,655	6,271	14,566	(405)

Basic net income per share:
Net income (loss) from continuing operations before discontinued operations	$1.87	1.59	0.78	1.29	(0.25)
Discontinued operations	—	—	—	0.12	0.31

Net income	$1.87	1.59	0.78	1.41	0.06

Diluted net income per share:
Net income (loss) from continuing operations before discontinued operations	$1.85	1.58	0.78	1.29	(0.25)
Discontinued operations	—	—	—	0.12	0.31

Net income	$1.85	1.58	0.78	1.41	0.06

Weighted average of shares outstanding
— basic	13,242,083	13,121,848	13,060,509	10,623,645	5,000,532

— diluted	13,392,949	13,256,419	13,129,425	10,653,316	5,000,532

Insurance Performance Data:
(for the periods ended)
Gross written premiums(2)	$238,346	283,036	216,164	191,405	149,708
Net written premiums(3)	203,804	247,919	189,519	166,024	131,839

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

GAAP Underwriting Ratios: (for the periods ended)
Loss ratio(4)	57.9%	61.9%	66.6%	59.9%	74.8%
Expense ratio(5)	33.8%	32.6%	32.8%	31.9%	34.2%

Combined ratio(6)	91.7%	94.5%	99.4%	91.8%	109.0%

Balance Sheet Data: (at the end of the period)
Cash and investments	$467,276	436,062	366,410	315,008	171,201
Reinsurance recoverables on paid and unpaid losses, net	44,777	43,628	43,870	33,382	42,042
Assets available for sale	—	—	—	—	59,018
Total assets	607,054	579,048	474,145	394,927	332,113

Loss and loss expense reserves	279,253	250,672	211,647	153,236	129,236
Liabilities available for sale	—	—	—	—	51,431
Long term debt	25,000	25,000	25,000	25,000	34,133
Total shareholders’ equity	161,021	142,388	121,203	115,237	36,397

Other Data:
Net writings ratio, including discontinued operations(7)	1.3	1.8	1.6	1.4	1.7
Return on average equity(8)	16.3%	15.9%	8.7%	18.5%	0.9%

(1)	Immediately prior to the completion of the IPO, the common shares of Evergreen and its wholly owned subsidiary, Continental were distributed as dividends from Century to ProCentury and then by ProCentury to ProCentury’s existing Class A shareholders. Prior to the dividends, Evergreen was a controlled subsidiary of Century. The operations of Evergreen and Continental consisted of ProCentury’s historical surety and assumed excess workers’ compensation lines of insurance, which were re-classified (net of minority interest and income taxes) as discontinued operations in the above selected consolidated financial data.

(2)	The amount received or to be received for insurance policies written by us during a specific period of time without reduction for acquisition costs, reinsurance costs or other deductions.

(3)	Gross written premiums less the portion of such premiums ceded to (reinsured by) other insurers during a specific period of time.

(4)	The ratio of losses and loss expenses to premiums earned, net of the effects of reinsurance.

(5)	The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to premiums earned, net of the effects of reinsurance.

(6)	The sum of the loss and loss expense ratio, net of the effects of reinsurance.

(7)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in our current book of business. It may not be comparable to the definition of net writings ratio used by other companies. For periods prior to 2004, this ratio includes discontinued operations, as the insurance subsidiaries’ combined statutory surplus is not allocated by line of business. Therefore, in computing the ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus we did not restate the net written premium for discontinued operations to be consistent with that of the subsidiaries’ combined statutory surplus.

(8)	Return on average equity consists of the ratio of net income to the average of the beginning of period and end of period total shareholders’ equity. For 2004, return on average equity consists of the ratio of net income to the average equity, which is based on the average of the beginning of period and the end of each quarters’ total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included in this annual report on Form 10-K. This discussion and analysis includes forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere that could cause our actual growth, results of operations, performance and business prospects and opportunities in 2008 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. See “Forward-Looking Statements”.

Overview

ProCentury is a holding company that underwrites selected property and casualty and surety insurance through its subsidiaries collectively known as Century Insurance Group®. As a specialty company, we offer insurance products designed to meet specific insurance needs of targeted insured groups. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks and risks that insurance companies licensed by the state in which the insurance policy is sold, which are also referred to as “admitted insurers,” typically do not cover. As an underwriter within the excess and surplus lines market, we are selective in the lines of business and types of risks we choose to write. We develop these specialty insurance products through our own experience or knowledge or through proposals brought to us by agents with special expertise in specific classes of business.

We evaluate our insurance operations by monitoring key measures of growth and profitability. The following provides further explanation of the key financial measures that we use to evaluate our results:

Written and Unearned Premium.  Written premium is recorded based on the insurance policies that have been reported to us and, beginning in the fourth quarter of 2006, the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. For additional information regarding our written and unearned premium refer to Note 4 to our audited consolidated financial statements included in this report.

Loss and Loss Expense Ratio.  Loss and loss expense ratio is the ratio (expressed as a percentage) of losses and loss expenses incurred to premiums earned. Our net loss and loss expense is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our audited consolidated financial statements.

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

Loss and Loss Expense Reserves.  Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses based on facts and circumstances then known. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, and consideration of new judicial decisions in tort and insurance law, emerging theories or liabilities and other factors beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. Additional information regarding our loss and loss expense reserves can be found in Note 3 to our audited consolidated financial statements included in this report.

Reinsurance Recoverables.  Reinsurance recoverables on paid and unpaid losses, net, are established for the portion of our loss and loss expense reserves that are ceded to reinsurers. Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers that can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. See Note 4 to our audited consolidated financial statements included in this report.

Impairment of Investments.  Impairment of investment securities results in a charge to income when a market decline below cost is deemed to be other-than-temporary. Under our accounting policy for equity securities and fixed-maturity securities that can be contractually prepaid or otherwise settled in a way that may limit our ability to fully recover cost, an impairment is deemed to be other-than-temporary unless we have both the ability and intent to hold the investment until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time.

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

During 2007, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards safety pushing up the demand for U.S. Treasury instruments. The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and asset-backed securities.

Valuation of Investments.  The Company’s investments in fixed maturities, which include bonds and redeemable preferred stock and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, reflected in shareholders’ equity as a component of accumulated other comprehensive income, net of valuation allowances on deferred tax assets. Short-term investments are carried at amortized cost, which approximates fair value. The fair value for fixed maturity securities is largely determined by one of two primary pricing methods: third party pricing service market prices or independent broker quotations. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions and as a result, certain of the Company’s securities are priced via broker quotations.

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

For additional detail regarding our investment portfolio at December 31, 2007 and December 31, 2006, including disclosures regarding other-than-temporary declines in investment value, see “Investment Portfolio” below and Note 2 to our audited consolidated financial statements included in this report.

Deferred Policy Acquisition Costs.  We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. The acquisition costs are reduced by ceding commission income. The costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums. See Note 5 to our audited consolidated financial statements included in this report.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Selected Financial Data:
Gross written premiums	$238,346	283,036	216,164
Net premiums earned	217,562	218,992	177,630
Net investment income	22,081	19,372	14,487
Net realized investment (losses) gains	(1,982)	80	(326)
Other income	489	437	198
Total revenues	238,150	238,881	191,989
Total expenses	202,108	209,245	178,410
Net income	$24,756	20,901	10,241
Key Financial Ratios:
Loss and loss expense ratio	57.9%	61.9%	66.6%
Expense ratio	33.8	32.6	32.8

Combined ratio	91.7%	94.5%	99.4%

Overview of Operating Results

The insurance industry has historically been cyclical. During the past five years, many admitted insurers returned to more risk-based underwriting disciplines in the standard market, resulting in higher premium rates, less flexible terms and, in some cases, an unavailability of adequate insurance coverage in the standard market in some classes. We, along with other excess and surplus lines insurers, benefited from this increase in rates and volume. During 2006, however, the excess and surplus lines industry began to experience softer market conditions primarily attributed to intensified competition from admitted and surplus lines insurers, resulting in volume and rate decreases. This increased competition intensified in 2007 and is continuing in 2008. We will continue to monitor our rates and control our costs in an effort to maximize profits during softening market conditions.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.  Net income was $24.8 million for the year ended December 31, 2007 compared to net income of $20.9 million for the year ended December 31, 2006. The increase in net income for the year ended December 31, 2007 was primarily attributable to an increase in net investment income, coupled with a lower combined ratio as a result of a reduction of the loss and loss expense ratio. The reduction in the loss and loss expense ratio was driven by a favorable decrease in the current accident year loss and loss expense ratio compared to the 2006 current accident year that decreased loss and loss expenses by $653,000 and a favorable decrease in the prior accident years’ loss and loss expense ratio that decreased loss and loss expenses by $9.1 million.

Our gross written premiums decreased 15.8% to $238.3 million for the year ended December 31, 2007 compared to $283.0 million for the same period in 2006. The decrease resulted from a 7.4% decline due to the impact of the change in the timing of recording gross written premiums in 2006 that increased our 2006 gross written premium by $20.9 million (discussed in more detail below), a 3.2% decline due to the termination of the auto physical damage program that began in 2006 and a 5.2% decline due to increased market competition. During 2007, we continued to experience increased competition across our product lines with indications of other carriers continuing to lower their rates and expand their risk profile. Despite this increase in competition, we maintained our underwriting discipline. We had moderate rate decreases in our core property and casualty lines during the year ended December 31, 2007. However, we experienced premium volume growth from our garage and ocean marine business during that period.

Net investment income increased by 14.0% for the year ended December 31, 2007 compared to the same period in 2006. This is due to continued positive cash flows from operations. Our tax equivalent yield for the year ended December 31, 2007 was 5.7%, compared to 5.8% 2006.

Total expenses decreased by $7.1 million to $202.1 for the year ended December 31, 2007 compared to $209.3 million for the year ended December 31, 2006. The combined ratio for the year ended December 31, 2007 was 91.7% compared to 94.5% for the same period in 2006. The loss and loss expense ratio was 57.9% and 61.9%, for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, total loss and loss expenses related to the 2007 accident year was $135.0 million, which was partially offset by $9.1 million of favorable reserve development on prior accident years. This compares to $136.6 million of current accident year loss and loss expenses and $1.1 million of favorable reserve development on prior accident years for the year ended December 31, 2006. The decrease in loss and loss expenses for the year ended December 31, 2007 for the current accident year is primarily due to the decline in earned premium, which was supplemented with a decline in the current accident year loss and loss expense ratio. The favorable development on prior accident years for the year ended December 31, 2007 primarily related to our claims made contractors casualty business written in 2005 and 2006 and our property business written in 2005 and 2006. This business continued to perform better than our original estimates.

The expense ratio for the years ended December 31, 2007 and for 2006 was 33.8% and 32.6%, respectively. The increase in the expense ratio in 2007 compared to 2006 is directly attributable to higher contingent commissions due to the favorable loss experience, lower growth in earned premium and $300,000 of professional fees and other costs incurred in the second quarter of 2007 related primarily to an aborted public equity offering. In addition, we incurred a higher blended commission rate due to a greater percentage of binding business that has a higher commission rate than that of brokerage business for the year ended December 31, 2007.

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

Of our total revenue growth, 88.2% was due to a 23.3% increase in net earned premium because of an increase in the volume of business that was partially offset by slight rate declines in the property line of business and supported by relatively flat rates in our casualty business. While our core property and casualty business continued to grow in 2006, the most significant areas of growth were a result of higher volume of program business and the continued growth in contractors business written on a claims-made form.

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

In addition, On September 13, 2006, the SEC staff released Staff Accounting Bulletin 108 (SAB 108) regarding the process of quantifying financial statement misstatements that were uncorrected in prior years. Following the release of SAB 108, we reviewed all of our accounting practices and did not identify any items that were considered to be a material misstatement of prior year financial statements. We did, however, make immaterial adjustments, one of which changed the timing of recording gross written premiums. In the past, we recorded premiums on a received and processed basis, which did not take into account premiums written by agents but not yet submitted to us. Under our revised accounting policy, which was implemented in the fourth quarter of 2006, we recorded an estimate of the policies that have been written by agents but not yet reported to us. These adjustments had the following impacts on the results for both the quarter and year ended December 31, 2006:

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

Written premium is recorded based on the insurance policies that have been reported to us and beginning in the fourth quarter of 2006, the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates will be regularly reviewed and updated and any resulting adjustments will be included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.

We have historically relied on quota share, excess of loss, and catastrophe reinsurance primarily to manage our regulatory capital requirements and to limit our exposure to loss. Generally, we have ceded a significant portion of our premiums to unaffiliated reinsurers in order to maintain net written premiums to statutory surplus ratio of less than 2-to-1.

Our underwriting business is currently divided into two primary segments:

•	property and casualty; and

•	other (including exited lines).

Our property and casualty segment primarily includes general liability, commercial property and multi-peril insurance for small and mid-sized businesses. The other (including exited lines) segment primarily includes our surety business.

The following table presents our gross written premiums in our primary segments and provides a summary of gross, ceded and net written premiums and net premiums earned for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Gross written premiums:
Property and casualty	$233,238	277,733	212,127
Other (including exited lines)	5,108	5,303	4,037

Total gross written premiums	238,346	283,036	216,164
Ceded written premiums	34,542	35,117	26,645

Net written premiums	$203,804	247,919	189,519

Net premiums earned	$217,562	218,992	177,630

Net written premiums to gross written premiums	85.5%	87.6%	87.7%
Net premiums earned to net written premiums	106.8%	88.3%	93.7%
Net writings ratio(1)	1.3	1.8	1.6

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.

Gross Written Premiums

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.  Gross written premiums decreased by $44.7 million to $238.3 million for the year ended December 31, 2007 from $283.0 million for the same period in 2006. As noted above, following the release of SAB 108 in 2006, we reviewed all of our accounting practices and did not identify any items that were considered to be a material misstatement of prior year financial statements. We did, however, make immaterial adjustments, one of which changed the timing of recording gross written premiums. In the past, we recorded premiums on a received and processed basis, which did not take into account premiums written by agents but not yet submitted to us. Under our revised accounting policy, which was implemented in the fourth quarter of 2006, we recorded a $20.9 million increase in gross written premiums to estimate policies that had been written by agents but not yet reported to us. In addition, due to the unfavorable underwriting results from our auto physical damage book written in 2006, gross written premiums for the program decreased by $9.0 million for year ended December 31, 2007 compared to the same period in 2006. The remainder of the decline in gross written premiums is due to the continued increase in competition with indications that we believe show other carriers are striving to increase their market share by reducing prices and providing broader coverage forms. These softening market conditions were most prevalent in our casualty market where we saw a decrease in premiums from our casualty book resulting from other carriers offering broader coverages at a lower price on certain classes of business.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.  Gross written premiums increased 30.9% for the year ended December 31, 2006 compared to the same period in 2005. This fluctuation for the 2006 year was the result of growth in the property and casualty segment from all of our product lines, but primarily from an increase in volume from our specialty program unit and an increase in our casualty book of business from growth in our contractor business written on a claims-made form. Our program unit introduced an auto physical damage program in mid-2005 that has increased our property business by $10.9 million throughout 2006. In addition, in January 2005, we stopped writing contractors business written on an occurrence form and began to offer contractors liability coverage on a claims-made form. The claims-made contractors’ coverage has a significantly shorter claim reporting period, which should result in less reserve variability and more predictable results. The initial impact of ceasing to write contractors on an occurrence form caused a decrease in premium writings on our contractors book in 2005. The market for contractors written on a claims-made form did, however, begin to improve late in 2005 and into 2006 causing an increase in our casualty premiums of $8.4 million during 2006. The growth in our property and casualty segment was slightly offset by minimal rate decline in property business while casualty rates remained stable. In addition, our gross written premiums for the year ended December 31, 2006, includes an adjustment of $20.9 million related to the initial booking of policies that have been written by agents but not yet reported to us, as discussed above.

Gross written premium for the other (including exited lines) segment increased $1.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase represents surety business written in order to maintain our U.S. Treasury listing.

Net Written and Earned Premiums

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.  Net written premiums decreased by $44.1 million to $203.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease was due to lower gross written premiums and a higher percentage of ceded premium to gross written premium. The additional ceded premium in the year ended December 31, 2007 compared to the same period in 2006 is due to a change in the mix of business, specifically ocean marine, to the total business, which has a higher ceding rate than our other lines.

Net written premiums represented 85.5% of gross written premiums for year ended December 31, 2007, compared to 87.6% for the same period in 2006. The lower relationship of net written premiums to gross written premiums for the year ended December 31, 2007 reflects an increase in ceded premiums in the current year, as noted above.

The ratio of premiums earned to net written premiums for the year ended December 31, 2007 and 2006 was 106.8% and 88.3%, respectively. The relationship of premiums earned to net written premiums during the year ended December 31, 2007 was higher compared to the same period in 2006, reflecting a decrease in the growth rate of premiums in 2007 compared to the same period in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.  Net written premiums increased by 30.8% for the year ended December 31, 2006, respectively, compared to the same period in 2005 due to the growth in gross written premiums. Net written premiums represented 87.6% of gross written premiums for the year ended December 31, 2006, which is relatively the same as the relationship of net written premiums to gross written premiums for the year ended December 31, 2005. Our net written premiums for the year ended December 31, 2006, includes an adjustment of $18.2 million related to the initial booking of policies that have been written by agents but not yet reported to us, as discussed above.

Premiums earned increased by 23.3% to $219.0 million for the year ended December 31, 2006, compared to $177.6 million in 2005. Premiums earned as a percentage of net written premiums was 88.3% and 93.7% for the years ended December 31, 2006 and 2005, respectively. The relationship of premiums earned to net written premiums during the year ended December 31, 2006 was lower compared to the same period in 2005 as a result of the fact that beginning in 2006, we include an estimate of the premiums not yet received from our agents in our total gross and net written premium. As the majority of this premium was expected to have effective dates in December, the premiums were estimated to be less than a month earned, resulting in a lower overall relationship of premiums earned to net written premiums.

Net Investment Income

Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is primarily comprised of interest and dividend earned on these securities, net of related investment expenses.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.  Net investment income was $22.1 million for the year ended December 31, 2007, compared to $19.4 million for the same period in 2006. The increase was primarily due to an increase in assets available for investment, including cash. Invested assets, including cash, increased by $31.2 million to $467.3 million as of December 31, 2007 from $436.1 million as of December 31, 2006. The pre-tax investment yield for the years ended December 31, 2007 and 2006 was 5.1%. Our taxable equivalent yield for the year ended December 31, 2007 was 5.7% compared to 5.8% for the same period in 2006.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.  We realized net investment losses of $2.0 million for the year ended December 31, 2007 compared to net investment gains of $80,000 for the year ended December 31, 2006. Other-than-temporary losses of $4.5 million were realized during the year ended December 31, 2007. These losses related to 38 asset-backed securities that were written down in accordance with EITF 99-20 and six preferred stocks for the year ended December 31, 2007. Other-than-temporary losses of $1.4 million were realized during the year ended December 31, 2006.

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

Expenses

Losses and Loss Expenses

We are liable for covered losses and incurred loss expenses under the terms of the insurance policies that we write. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our settlement of that loss We reflect our liability for the ultimate payment of all incurred losses and loss expenses by establishing loss and loss expense reserves as balance sheet liabilities for both reported and unreported claims. Loss and loss expenses represent our largest expense item and include (1) payments made to settle claims, (2) estimates for future claim payments and changes in those estimates for current and prior periods, and (3) costs associated with settling claims.

Loss and loss expense reserves represent our best estimate of ultimate amounts for losses and related expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates and actuarial analysis and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to us, a review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability, and many other factors. In establishing reserves, we also take into account estimated recoveries, reinsurance, salvage and subrogation. The reserves are reviewed regularly by our internal actuarial staff and annually reviewed by an outside independent actuarial firm primarily for the purpose of obtaining an opinion on our reserves for our statutory financial statements and for regulatory purposes.

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, claim personnel, economic inflation, legal trends, and legislative changes, among others. The impact of many of these items on ultimate costs for loss and loss expense is difficult to estimate. Loss reserve estimations also differ significantly by coverage due to differences in claim complexity, the volume of claims, the policy limits written, the terms and conditions of the underlying policies, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policy holder events and when it is actually reported to us). We attempt to consider all significant facts and circumstances known at the time loss reserves are established. In addition, we continually refine our loss reserve estimates as historical loss experience develops and additional claims are reported and settled.

We exercise a considerable degree of judgment in evaluating the numerous factors involved in the estimation of reserves. Different actuaries will choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimate selected by various actuaries may differ materially. We consider this uncertainty by examining our historic reserve accuracy.

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

We record two categories of loss and loss expense reserves — case-specific reserves and incurred but not reported (“IBNR”) reserves.

When a claim is reported, our claim department establishes a case reserve for the estimated probable ultimate cost to resolve a claim as soon as sufficient information is available to evaluate a claim. We open most claim files with a “formula reserve” (a nominal fixed amount) for the type of claim involved. Our formula reserve amounts are regularly reviewed but have not been changed during the three years ended December 31, 2007 in order to maintain stability in this aspect of the claim reserving process. We adjust the formula reserve to the probable ultimate cost for that claim as soon as sufficient information is available. It is our goal to reserve each claim at its probable ultimate cost no later than 30 days after the claim file is opened on property claims or 90 days following receipt of the claim on casualty claims. During the life cycle of a particular claim, more information may materialize that causes us to increase or decrease the estimate of the ultimate value of the claim. We may determine that it is appropriate to pay portions of the reserve to the claimant or related settlement expenses before final resolution of the claim. The amount of the individual claim reserve would then be adjusted accordingly based on the most recent information available.

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

Due to the inherent uncertainty in estimating reserves for losses and loss expenses, there can be no assurance that the ultimate liability will not materially exceed amounts reserved, with a resulting adverse effect on our results of operations and financial condition. Based on the current assumptions used in calculating reserves, management believes our overall reserve levels at December 31, 2007 make a reasonable provision for our future obligations.

The following table presents our case reserves and IBNR reserves for loss and loss expenses (net of the effects of reinsurance) by segment and the effects of reinsurance for the periods included:

	December 31, 2007			December 31, 2006			December 31, 2005
	Case	IBNR	Total	Case	IBNR	Total	Case	IBNR	Total

Property and casualty:
Casualty	$57,035	152,790	209,825	59,801	128,569	188,370	46,581	95,870	142,451
Property	11,427	13,564	24,991	13,506	8,796	22,302	12,801	15,171	27,972
Other (including exited lines):
Commercial auto	97	4	101	—	147	147	534	402	936
Workers’ compensation	1,428	1,602	3,030	1,164	2,056	3,220	1,097	1,560	2,657
Surety	—	443	443	—	529	529	—	183	183

Net reserves for losses and loss expenses	69,987	168,403	238,390	74,471	140,097	214,568	61,013	113,186	174,199
Plus reinsurance recoverables on unpaid losses at end of period	12,865	27,998	40,863	11,723	24,381	36,104	14,063	23,385	37,448

Gross reserves for losses and loss expenses	$82,852	196,401	279,253	86,194	164,478	250,672	75,076	136,571	211,647

The following table presents our incurred losses and loss expenses (net of the effects of reinsurance) from the most current accident year and from re-estimation of ultimate losses on prior accident years and provides a summary of losses incurred to premiums earned (loss and loss expense ratio) for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net incurred losses and loss expenses attributable to insured events of:
Current year	$134,981	136,583	112,946
Prior years:
Property and casualty
Casualty	(6,049)	6,164	7,384
Property	(2,661)	(9,250)	(2,388)
Other (including exited lines):
Commercial automobile	(9)	73	439
Workers compensation	142	2,056	(35)
Other	(487)	(146)	—

Total prior years	(9,064)	(1,103)	5,400

Net incurred	$125,917	135,480	118,346

Net loss and loss expense ratio:
Current year	62.1%	62.4%	63.6%
Prior years	(4.2)	(0.5)	3.0

Net loss and loss expense ratio:	57.9%	61.9%	66.6%

An overall and by segment explanation of our reserves and development on those reserves (net of reinsurance unless otherwise indicated) for the years ended December 31, 2007, 2006 and 2005 is as follows:

Overall

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.  Our gross reserves for loss and loss expenses were $279.3 million (before the effects of reinsurance) and $238.4 million (after the effects of reinsurance) at December 31, 2007, as estimated through our actuarial analysis. At December 31, 2006, our gross reserves for loss and loss expenses were $250.7 million (before the effects of reinsurance) and $214.6 million (after the effects of reinsurance), as estimated through our actuarial analysis. In 2007, we concluded through our actuarial analysis that the December 31, 2006 reserve for losses and loss expenses of $214.6 million (after the effects of reinsurance) was redundant by $9.1 million, primarily due to favorable development in our casualty reserves.

Net loss and loss expenses incurred were $125.9 million for the year ended December 31, 2007, compared to $135.5 million for the year ended December 31, 2006. In 2007, we recorded $135.0 million of incurred losses and loss expenses attributable to the 2007 accident year, which were partially offset by favorable development of $9.1 million attributable to events of prior years. In 2006, we recorded $136.6 million of incurred losses and loss expenses attributable to the 2006 accident year and $1.1 million of favorable prior year development. Net loss and loss expense ratios were 57.9% and 61.9% for the years ended December 31, 2007 and 2006, respectively.

The favorable development during the year ended December 31, 2007 primarily relates to the 2004 through 2006 accident years. At the beginning of 2005, we began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. We wrote a significant volume of claims made contractor liability business in both 2005 and 2006, and this business has continued to perform better than expected. We continue to write contractors’ liability business on an occurrence form, in certain jurisdictions and for certain classes of business. The ultimate loss ratios for the 2005 and 2006 accident years were reduced during 2007 due in part to the continued favorable experience on the claims made contractor liability business. In addition, management reduced its long-term loss ratio expectations and loss development factors for other casualty business based on loss experience that emerged during the year. Due to the reduction of these long-term loss ratio expectations and loss development factors, the indicated ultimate loss ratios produced by certain actuarial methods were lower as of December 31, 2007 than they were as of December 31, 2006. As a result, during the year, management reduced the selected ultimate loss ratios for casualty business for accident years 2004 through 2006. The reduction in losses for casualty business discussed above was partially offset by increases in legal and settlement costs related to litigation on construction defect claims. In total, this resulted in favorable development of $6.1 million for the year ended December 31, 2007. In addition, 2007 we experienced favorable case reserve development in the property line for accident years 2005 and 2006, resulting in a reduction in losses of $2.7 million during 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.  Our gross reserves for loss and loss expenses were $250.7 million (before the effects of reinsurance) and $214.6 million (after the effects of reinsurance), as estimated through our actuarial analysis at December 31, 2006. At December 31, 2005, our gross reserves for loss and loss expenses were $211.7 million (before the effects of reinsurance) and $174.2 million (after the effects of reinsurance), as estimated through our actuarial analysis. In 2006, we determined that the December 31, 2005 net reserve for losses and loss expenses of $174.2 (after the effects of reinsurance) was redundant by $1.1 million. This favorable development is detailed in the chart above and further discussed in the segment information below.

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

Segment

Property and Casualty

Casualty.  Our changes in the reserve estimates related to prior accident years for the years ended December 31, 2007, 2006 and 2005 for the casualty lines resulted in a decrease in incurred losses and loss expenses of $6.1 million and an increase in incurred losses and loss expenses of $6.2 million and $7.4 million, respectively. The favorable development during the year ended December 31, 2007 primarily relates to the 2004 through 2006 accident years. At the beginning of 2005, we began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. We wrote a significant volume of claims made contractor business in both 2005 and 2006. Casualty reserves for accident years 2005 and 2006 were particularly difficult to initially estimate due to the magnitude and very limited experience for claims made contractor business. The ultimate loss ratios for the 2005 and 2006 accident years were reduced during the year due in part to the continued favorable experience on the claims made contractor liability business. We continue to write contractors’ liability business on an occurrence form, in certain jurisdictions and for certain classes of business.

In addition, during the year ended December 31, 2007, management reduced its long-term loss ratio expectations and loss development factors for other casualty business based on loss experience that emerged during the year that was more favorable than our initial expectations. Due to the reduction of these long-term loss ratio expectations and loss development factors, the indicated ultimate loss ratios produced by certain actuarial methods were lower as of December 31, 2007 than they were as of December 31, 2006. As a result, during the year, management reduced the selected ultimate loss ratios for casualty business for accident years 2004 through 2006. The reduction in losses for casualty business discussed above was partially offset by increases in legal costs and settlement costs related to litigation on construction defect claims.

Our changes in the reserve estimates related to prior accident years for the years ended December 31, 2006 and 2005 for the casualty lines resulted in reserve increases of $6.2 million and $7.4 million, respectively. A significant portion of our casualty reserve development relates to construction defect claims with loss dates prior to 2001 in certain states. Reserves and claim frequency on this business have been impacted by decisions by courts in

California and other states affecting insurance law and tort law and by legislation enacted in California, which generally provides consumers who experience construction defects a method other than litigation to obtain reimbursement for construction defect repairs. These legal developments impact claim severity, frequency and time to settlement assumptions underlying our reserves. Starting with California in December 2000, we began to exit contractors’ liability business written on an occurrence form. By the end of the first quarter of 2001, we had significantly reduced our contractors’ liability written on an occurrence form in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, New Jersey, North Carolina, Oregon, South Carolina and Washington. Although we reduced our exposure to construction defect claims and, accordingly, the magnitude of our adverse development in this business has declined since 2000, our ultimate liability may exceed or be less than current estimates due to these legal actions among other variables.

In addition, we incurred increased legal expenses and internal restructuring costs to address related claims, which contributed to our continued adverse development in this area. During 2004, as a result of court decisions that further defined the legal environment in California, we decided to enhance our defense strategy for certain types of construction defect claims. As a result, the Company revised its construction defect defense team by retaining appellate and new trial counsel and restaffing the in-house team responsible for management of the litigation. Once the new legal teams were established late in 2004 and into 2005, it was determined that there were certain cases that should be settled and the defense budgets for the remaining cased had to be revised to reflect the added resources, resulting in higher than expected loss and defense costs in 2005. This strategy continued in 2006 and we incurred additional legal expenses when litigation discovery procedures yielded new information about the underlying claims. This new information required a reassessment of expected settlements or judgments and expenses on many suits that had been received in prior years.

With this continued development related to our construction defect claims in 2006 as well as a small amount of adverse development on our non-construction defect casualty claims, our internal actuaries continued to refine their actuarial reserving techniques concerning the weighting of reserve indications and supplemental information concerning claims severities. As a result, our casualty reserves moved to a higher point on the range of loss and loss expense reserve estimates. We also recorded $2.9 million of unfavorable development during the year ended December 31, 2006 related to estimated costs associated with possible reinsurance collection issues on two separate casualty claims.

Our net loss and loss expense reserves for construction defects as of December 31, 2007, 2006 and 2005 were $15.6 million, $16.5 million and $17.7 million, respectively. The re-estimation of construction defect reserves for the years ended December 31, 2007, 2006 and 2005 primarily affected the 1996 and 1997 accident years and the 1999 to 2001 accident years.

As of December 31, 2007, the projected loss and loss expense ratios, after the effects of reinsurance, for the casualty lines were 60.8%, 56.0% and 54.2% for accident periods 2007, 2006 and 2005.

Our internal actuaries apply multiple traditional actuarial techniques to calculate loss and loss expense reserve estimates that use the following factors, among others:

•	our experience and the industry’s experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	the line of business mix; and

•	the environment in which property and casualty insurance companies operate.

Although many factors influence the actual cost of claims and our corresponding reserve estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly, such as the impact on claim costs due to economic inflation, coverage interpretations and jury determinations. In most instances, we rely on our historical experience or industry information to estimate values for the variables that are explicitly used in our reserve analyses. We assume that our historical experience reflects the effect of these unmeasured factors and is indicative of future effects of these factors. Where we have reason to expect a change in the effect of one of these factors, we perform analysis to quantify the necessary adjustments.

For claim liabilities other than construction defect, our internal actuaries apply multiple traditional actuarial techniques to determine loss and loss expense reserve estimates. Each technique produces a unique loss and loss expense reserve estimate for the line being analyzed. The set of techniques applied produces a range of loss and loss expense reserve estimates. From these estimates, the actuaries form a best estimate which considers the assumptions and factors that influence ultimate claim costs, including but not limited to those identified above as of December 31, 2007 for casualty lines, other than construction defect claims, the low end of the range of techniques was 20.9% below the actuarial best estimate, and the high end of the range of techniques was 4.0% above the actuarial best estimate. These low and high loss and loss expense reserve estimates reflect the fact that the methodologies applied do not produce identical estimates, and these estimates do not constitute the range of all possible outcomes. It is important to note that actual claim costs will vary from the selected estimate, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated at this time period. The range presented herein represents neither the full range of reasonably likely outcomes nor the full range of possible outcomes.

For the construction defect reserving segment, the actuaries use one method to estimate IBNR reserves. The method is comprised of estimated IBNR claims by accident year, the percentage of claims expected to close with payment by accident year, and an expected average claim cost per claim closed with payment. The actuaries evaluate the impact of fluctuations above and below the expected levels for each of three components of the calculation on estimated IBNR. As of December 31, 2007, the range for construction defect claims was 12.8% below to 17.4% above the selected best estimate. The range presented herein represents neither the full range of reasonably likely outcomes nor the full range of possible outcomes.

At the low end of the range, the parameters of the IBNR estimate were varied as follows:

•	claim reporting patterns were reduced by amounts ranging from 10% to 1%;

•	close with payment ratios by accident year were not varied; and

•	average claim severities were reduced by 14.3%.

These factors produced IBNR estimates that, when added to case reserves, were 12.8% below the best estimate reserves.

At the high end of the range, the parameters of the IBNR estimate were varied as follows:

•	claim reporting patterns were increased by amounts ranging from 10% to 1%

•	close with payment ratios by accident year were not varied; and

•	average claim severities were increased by 15.2%.

These factors produced IBNR estimates that, when added to case reserves, were 17.4% above the best estimate reserves. It is important to note that we do not believe that the fluctuations considered in these calculations represent the full range of reasonably likely outcomes. We believe the likely range extends beyond this range, particularly on the high end. The range presented herein represents neither the full range of reasonably likely outcomes nor the full range of possible outcomes.

Property.  Our changes in estimates for the years ended December 31, 2007, 2006 and 2005 for the property lines resulted in decreases of $2.7 million, $9.3 million and $2.4 million, respectively.

When establishing our December 31, 2005 loss and loss expense reserves, we believed the accident year 2005 property loss ratio would be significantly impacted by claims activity resulting from Hurricanes Katrina, Rita and Wilma. In addition, due to the significantly higher claims per adjuster levels at the end of 2005 caused by the hurricane activity, we believed that there was a potential risk that case reserves would not be set as quickly as they would be with normal case loads. Accordingly, we considered this potential risk in setting our expected payment pattern and case incurred pattern for property business resulting in a higher reserve estimate than would have been normally set absent this risk. At the end of 2005, we held property IBNR for loss and loss expenses of $13.8 million. We expected $8.6 million of reported incurred losses and loss expenses for the year 2006. During 2006, actual reported incurred loss and loss expense reserves were $3.4 million. As a result of the significantly better than expected loss emergence during 2006, the selected payment patterns and case incurred patterns were revised downward. As a result of the better than expected loss emergence and the revision to payment and case incurred patterns, the IBNR reserve for accident years 2005 and prior as of December 31, 2006 decreased to $1.8 million. These results, coupled with a corresponding reduction in claim handling costs yielded the overall reduction of $9.3 million in losses and loss expense in 2006. For 2007 and 2005, the changes in reserves primarily relate to changes in the selected development patterns on multiple accident years, as the number of claims and claim severity were below expectations at December 31, 2007 and 2005.

As of December 31, 2007, the projected loss and loss expense ratios, after the effects of reinsurance, for the property lines were 68.0%, 66.0% and 61.2% for accident periods 2007, 2006 and 2005.

Our internal actuaries apply multiple actuarial techniques utilizing the same factors discussed above under “Casualty” to determine loss and loss expense reserve estimates for property claim liabilities. Each technique produces a unique loss and loss expense reserve estimate for the line being analyzed. The set of techniques applied produces a range of loss and loss expense reserve estimates. From these estimates, the actuaries form a best estimate that considers assumptions and factors, as discussed above, that influence ultimate claim costs. As of December 31, 2007, for property lines the low end of the range of techniques was 19.0% below the actuarial best estimate and the high end of the range of techniques was 5.7% above the actuarial best estimate. These low and high loss and loss expense reserve estimates reflect the fact that the methodologies applied do not produce identical estimates, and these estimates do not constitute the range of all possible outcomes. It is important to note that actual claim costs will vary from the selected estimate, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated at this time. The range presented herein represents neither the full range of reasonably likely outcomes nor the full range of possible outcomes.

Other (Including Exited Lines)

We began writing commercial automobile/trucking coverage for commercial vehicles and trucks in 1997. In 2000, we exited the commercial automobile line of business due to unsatisfactory underwriting results. Our net loss and loss expense reserves for commercial automobile as of December 31, 2007 and 2006 were $101,000 and $147,000, respectively.

We offered workers’ compensation coverage from 1997 through January 2002. We exited this line of business beginning January 1, 2002 due to unsatisfactory underwriting results and the lack of availability of acceptable reinsurance. Until July 2000, we purchased 100% quota share reinsurance on this book of business. Beginning in 2000, we started to retain some risk. No new policies have been written since the first quarter of 2002. In 2006, we recorded $2.9 million of unfavorable development related to estimated costs associated with reinsurance collection issues on our 1997 through 1999 workers’ compensation reinsurance treaties. Our net loss and loss expense reserves for workers’ compensation as of December 31, 2007 and 2006 were $3.0 million and $3.2 million, respectively.

Operating Expenses

Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Amortization of deferred policy acquisition costs (“ADAC”)	$55,230	54,404	42,935
Other operating expenses	18,280	17,043	14,463
Severance expense	—	—	793

ADAC and other operating expenses	73,510	71,447	58,191
Interest expense	2,681	2,318	1,873

Total operating expenses	$76,191	73,765	60,064

Expense ratio:
ADAC	25.4%	24.8%	24.2%
Other operating expenses	8.4%	7.8%	8.2%
Severance expense	—	—	0.4

Total expense ratio(1)	33.8%	32.6%	32.8%

(1)	Interest expense is not included in the calculation of the expense ratio.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.  Other operating expenses increased by 7.3% for the year ended December 31, 2007, respectively compared to the same period in 2006. The overall expense ratio for year ended December 31, 2007 was 33.8% compared to 32.6% for the year ended December 31, 2006. The increase in other operating expenses for the year ended December 31, 2007 compared to the same period in 2006, is due to higher agent contingent commissions, resulting from the favorable loss experience that we experienced during 2007 and higher amortization of deferred policy acquisition costs with an increase of binding.

For the year ended December 31, 2007, we experienced an increase in our ADAC portion of the expense ratio because of a higher amount of binding business, which has higher acquisition costs relative to brokerage business.

The increase in other operating expenses for the year ended December 31, 2007 is due to higher costs related to our agent contingent commission program and $300,000 of professional and other fees expensed, which related primarily to an aborted public equity offering. The increases were partially offset by recoveries received from our corporate insurance policy.

Interest expense increased on our variable rate Trust Preferred securities due to the increase in LIBOR during 2007. In addition, we incurred $324,000 of interest expense related to our line of credit for the year ended December 31, 2007, compared to $6,000 for the year ended December 31, 2006.

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

Income Taxes

We have historically filed a consolidated federal income tax return that has included all of our subsidiaries. The statutory rate used in calculating our tax provision was 35.0% in 2007, 2006 and 2005. Income tax expense differed from the amounts computed at the statutory rate as demonstrated in the following table:

	Years Ended December 31,
	2007	2006	2005

Federal income tax expense at statutory rate	35.00%	35.00%	35.00%
(Decrease) increase attributable to:
Nontaxable interest income net of proration	(4.71)	(5.59)	(9.77)
Deferred tax asset valuation allowance	1.21	—	—
Dividend received deduction net of proration	(0.52)	(0.48)	(0.33)
Other	0.33	0.54	(0.32)

Total	31.31%	29.47%	24.58%

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

Our insurance subsidiaries are restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities. Century and PIC may pay dividends without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or statutory net income for the prior year. Using these criteria, the available ordinary dividend available to be paid from Century to ProCentury during 2008 is $27.4 million. The ordinary dividend available to be paid from PIC to Century during 2008 is $2.9 million.

Century paid ordinary dividends of $5.0 million in 2007, $2.5 million in 2006 and $2.5 million in 2005. PIC has not paid any dividends to Century in 2007, 2006 or 2005. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.

Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2007, the statutory surplus of Century (which includes Century’s investment in PIC) was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus (including PIC’s surplus) at December 31, 2007 was $153.5 million and the authorized control level was $31.1 million.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.  Consolidated net cash provided by operating activities was $45.4 million for the year ended December 31 2007, compared to $64.0 million for the same period in 2006. The majority of the decrease is due to the lower amount of growth in premiums for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Consolidated net cash used in investing activities was $41.2 million for the year ended December 31, 2007, compared to $63.9 million for the same period in 2006. The decrease resulted from a lower amount of operational cash available for investing during 2007 compared to 2006.

Consolidated net cash used in financing activities was $453,000 for the year ended December 31, 2007, compared to net cash provided by financing activities of $2.2 million for the same period in 2006. This decrease is primarily the result of lower net draws on the line of credit and higher dividends paid to shareholders, which were partially offset by $697,000 of proceeds from the exercise of share options during the year ended December 31, 2007 compared to the same period in 2006.

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

Line of Credit.  We have a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. At December 31, 2007, the outstanding borrowings on the line of credit were $4.7 million. During the year ended 2007, the Company made draws totaling $650,000 on the line of credit for general corporate purposes. Interest expense for the year ended December 31, 2007 was $324,000. The Company had borrowings outstanding under the line of credit at December 31, 2006 of $4.0 million. Interest expense for the year ended December 31, 2006 was $6,000.

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

Consolidated net cash provided by financing activities was $2.2 million for the year ended December 31, 2006, compared to net cash used by financing activities of $1.1 million for the same period in 2005. This increase is primarily the result of additional draws on the line of credit in 2006 compared to 2005, which was contributed to Century to supplement Century’s capital base in response to the significant growth in gross written premium. The increase in net cash provided by financing activities was partially offset by an increase in dividends to $0.145 per share during year ended December 31, 2006 compared to $0.085 per share during the year ended December 31, 2005.

The following table summarizes information about our contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2007 were as follows:

	Payments Due by Years
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Long Term Debt:
Debt issues to a related party trust(1)(2)	$2,302	2,302	2,302	2,302	2,302	71,493	83,003
Loss and loss expense payments,(3)	99,181	67,459	45,232	26,194	13,674	27,513	279,253
Operating leases on facilities	1,545	1,258	1,106	1,019	932	776	6,636
Other operating leases	279	70	58	27	—	—	434

Total contractual obligations	$103,307	71,089	48,698	29,542	16,908	99,782	369,326

(1)	Amounts include interest payments associated with these obligations using applicable interest rates as of December 31, 2007.

(2)	In connection with the adoption of FASB Interpretation Number 46R, “Consolidation of Variable Interest Entities (as amended)” ProCentury has deconsolidated the trusts established in connection with the issuance of trust preferred securities effective December 31, 2003. As a result, ProCentury reports as a component of long term debt the junior subordinated debentures payable by ProCentury to the trusts. See Note 6(a) to our audited consolidated financial statements included in this report.

(3)	The timing for payment of our estimated losses is determined by our actuaries, using periods based on our historical claims payment experience. Due to the uncertainty in estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above.

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

Investment Portfolio

Our investment strategy is designed to capitalize on our ability to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted return. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The majority of our fixed-maturity portfolio is rated investment grade to protect investments. Our investment portfolio is managed by two outside independent investment managers and one related party investment manager, all which operate under investment guidelines approved by our investment committee. Our investment committee meets at least quarterly and reports to our board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. In limited circumstances, we will invest in non-investment grade fixed maturity securities that have an appropriate risk adjusted return, subject to satisfactory credit analysis performed by us and our investment managers. Our cash and investment portfolio totaled $467.3 million as of December 31, 2007 and is summarized by type of investment as follows:

		Percent of
	Amount	Portfolio
	(Dollars in thousands)

Fixed-maturity:
U.S. Treasury securities	$2,663	0.6%
Agencies not backed by the full faith and credit by the U.S. Government	6,101	1.3
Corporate securities	34,366	7.4
Mortgage-backed securities (GSEs)	77,200	16.5
Asset-backed securities	27,802	6.0
Collateralized mortgage obligations	49,671	10.6
Obligations of states and political subdivisions	209,735	44.9

Total fixed-maturity	407,538	87.3

Cash and short-term investments	16,496	3.5

Equity securities:
Bond mutual funds	14,244	3.0
Preferred shares	26,338	5.6
Common shares	2,660	0.6

Total equity securities	43,242	9.2

Total	$467,276	100.0%

At December 31, 2007, our fixed-maturity portfolio of $407.5 million represented 87.3% of the carrying value of our total of cash and investments. Standard & Poor’s Rating Services (“Standard & Poor’s”) or Moody’s Investors Service, Inc. (“Moody’s”) rated 95.3% of these securities “A” or better. Equity securities, which consist of preferred and common shares and bond mutual funds, totaled $43.2 million or 9.2% of total cash and investments. The following is a summary of the credit quality of the fixed-maturity portfolio at December 31, 2007:

“AAA”	80.2%
“AA”	12.3
“A”	2.8
“BBB”	1.2
Below “BBB”	3.5

Total	100.0%

At December 31, 2007, our investment portfolio contained corporate fixed-maturity and corporate preferred equity securities with a fair value of $60.7 million. The following is a summary of these securities by industry segment at December 31, 2007:

Financial	47.9%
Consumer, non-cyclical	10.2
Industrial	7.0
Utilities	7.3
Government	12.9
Communications	4.9
Consumer, cyclical	4.1
Energy	4.1
Basic materials	1.4
Technology	0.2

Total	100.0%

At December 31, 2007, the investment portfolio contained $154.7 million of mortgage-backed, asset-backed and collateralized mortgage obligations. Of these securities, 96.2% were rated “AA” or better and 95.3% were rated “AAA” by Standard & Poor’s or the equivalent rating by Moody’s. These securities are publicly registered and had fair values obtained from brokers. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. We had no derivative financial instruments, real estate or mortgages in the investment portfolio at December 31, 2007.

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

For fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when we do not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that we will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; our intent to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), FASB Emerging Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” requires us to periodically update its best estimate of cash flows over the life of the security. If management determines that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized.

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment and are included in the net realized investment gains (losses) in the consolidated statements of operations. For the year ended December 31, 2007, 38 asset-backed securities were written down in accordance with EITF 99-20 and six preferred stocks were written down in the aggregate amount of $4.5 million. For the year ended December 31, 2006, eleven asset-backed securities were written down in accordance with EITF 99-20 in the aggregate amount of $1.4 million, which was included in net realized investment gains (losses) in the consolidated statements of operations. For the year ended December 31, 2005, two fixed maturity securities were written down in the total of $150,000, which was included in net realized investment gains (losses) in the consolidated statements of operations.

The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows.

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$135	—	100	—	235	—
Obligations of U.S. government corporations and agencies	—	—	1,328	(8)	1,328	(8)
Obligations of states and political subdivisions	50,308	(591)	22,742	(149)	73,050	(740)
Corporate securities	7,045	(240)	20,101	(278)	27,146	(518)
Mortgage-backed securities (GSEs)	35,940	(86)	26,912	(277)	62,852	(363)
Collateralized mortgage obligations	8,353	(401)	10,660	(231)	19,013	(632)
Asset-backed securities	5,053	(2,058)	11,690	(1,841)	16,743	(3,899)

Total	106,834	(3,376)	93,533	(2,784)	200,367	(6,160)

Equities:
Equity securities	22,946	(5,615)	958	(148)	23,904	(5,763)
Bond mutual funds	9,514	(683)	5,391	(102)	14,905	(785)

Total	32,460	(6,298)	6,349	(250)	38,809	(6,548)

Grand Total	$139,294	(9,674)	99,882	(3,034)	239,176	(12,708)

At December 31, 2007, the Company had 141 fixed-maturity securities and seven equity securities that have been in an unrealized loss position for one year or longer. Of the fixed-maturity securities, 121 are investment grade, and 116 of these securities are rated A1/A or better (including 84 securities which are rated AAA). The 20 remaining non-investment grade fixed-maturity securities have an aggregate fair value equal to 65.2% of their book value as of December 31, 2007. The majority of this unrealized loss related to sub prime bonds, a sector which has experienced significant illiquidity and price dislocation. Each of these sub prime bonds was tested under the application of EITF 99-20 and it was determined none of these bonds was other than temporarily impaired. Three of the equity securities that have been in an unrealized loss position for one year or longer relate to investments in open ended bond funds. Each of these investments continues to pay its regularly scheduled monthly dividend and there have been no material changes in credit quality of any of these funds over the past twelve months. Finally, the four remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved or stable financial performance during the past twelve months. In addition, these four equity securities have an aggregate fair market value equal to 83.7% of their book value as of December 31, 2007. All 141 of the fixed income securities are current on interest and principal and all seven of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes that it is probable that all contract terms of each fixed-maturity security will be satisfied. The unrealized loss position of the fixed-maturity securities is due to the changes in interest rate environment and the Company has the positive intent and ability to hold these securities until they mature or recover in value. The unrealized loss position in the equity securities is due to current market conditions and the Company has the positive intent and ability to hold these securities until they recover in value within a reasonable period of time.

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

Interest Rate Risk.  We had fixed-maturity, preferred shares and bond mutual fund investments with a fair value of $448.1 million at December 31, 2007 that are subject to interest rate risk. We attempt to manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-maturity, preferred share and bond mutual fund investments to selected hypothetical changes in interest rates at December 31, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of the fixed-maturity, preferred share and bond mutual fund portfolio and shareholders’ equity.

			Hypothetical
			Percentage
			Increase
		Estimated	(Decrease) in
	Estimated	Change in	Fair	Shareholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Value	Equity

200 basis point increase	$403,142	(44,989)	(10.0)%	(27.9)%
100 basis point increase	425,834	(22,297)	(5.0)%	(13.8)%
No change	448,131	—	—	—
100 basis point decrease	469,639	21,508	4.8%	13.4%
200 basis point decrease	490,474	42,343	9.5%	26.3%

Accounting Standards

See Note 1 to our audited consolidated financial statements included in this report for a discussion of recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7 on page 70 of this report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ProCentury Corporation:

We have audited the accompanying consolidated balance sheets of ProCentury Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio
March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ProCentury Corporation:

We have audited ProCentury Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting contained in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to determining the assumptions for projected cash flows for asset-backed securities in connection with management’s assessment of other-than-temporary impairment has been identified and included in Management’s Report on Internal Control over Financial Reporting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 17, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Columbus, Ohio
March 17, 2008

PROCENTURY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006

ASSETS
Investments
Fixed maturities:
Available-for-sale, at fair value	$406,439	358,422
(amortized cost 2007, $411,015; 2006, $362,066)
Held-to-maturity, at amortized cost	1,099	1,114
(fair value 2007, $1,110; 2006, $1,101)
Equities (available-for-sale):
Equity securities, at fair value (cost 2007, $34,686; 2006, $28,112)	28,998	28,188
Bond mutual funds, at fair value (cost 2007, $15,029; 2006, $14,876)	14,244	14,755
Short-term investments, at amortized cost	4,730	25,623

Total investments	455,510	428,102
Cash and equivalents	11,766	7,960
Premiums in course of collection, net	31,805	37,428
Deferred policy acquisition costs	24,336	26,915
Prepaid reinsurance premiums	14,834	14,051
Reinsurance recoverable on paid losses, net	3,914	7,524
Reinsurance recoverable on unpaid losses, net	40,863	36,104
Deferred federal income tax asset	13,584	11,561
Other assets	10,442	9,403

Total assets	$607,054	579,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss expense reserves	$279,253	250,672
Unearned premiums	114,645	127,620
Long term debt	25,000	25,000
Line of credit	4,650	4,000
Accrued expenses and other liabilities	6,690	9,778
Reinsurance balances payable	5,193	7,706
Collateral held	9,889	10,370
Income taxes payable	713	1,514

Total liabilities	446,033	436,660

Shareholders’ equity:
Common stock, without par value:
Common shares — Issued and outstanding 13,363,867 shares at December 31, 2007 and 13,248,323 shares issued and outstanding at December 31, 2006	—	—
Additional paid-in capital	103,283	100,954
Retained earnings	66,448	43,830
Accumulated other comprehensive loss, net of taxes	(8,710)	(2,396)

Total shareholders’ equity	161,021	142,388

Total liabilities and shareholders’ equity	$607,054	579,048

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Premiums earned	$217,562	218,992	177,630
Net investment income	22,081	19,372	14,487
Net realized investment (losses) gains	(1,982)	80	(326)
Other income	489	437	198

Total revenues	238,150	238,881	191,989
Losses and loss expenses	125,917	135,480	118,346
Amortization of deferred policy acquisition costs	55,230	54,404	42,935
Other operating expenses	18,280	17,043	14,463
Severance expense	—	—	793
Interest expense	2,681	2,318	1,873

Total expenses	202,108	209,245	178,410
Income before income tax expense	36,042	29,636	13,579
Income tax expense	11,286	8,735	3,338

Net income	$24,756	20,901	10,241

Basic net income per share	$1.87	1.59	0.78

Diluted net income per share	$1.85	1.58	0.78

Weighted average of shares outstanding — basic	13,242,083	13,121,848	13,060,509

Weighted average of shares outstanding — diluted	13,392,949	13,256,419	13,129,425

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

SHAREHOLDERS’ EQUITY
Capital stock:
Beginning of period	$—	—	—
Stock issued	—	—	—

End of period	—	—	—

Additional paid-in capital:
Beginning of period	100,954	100,202	100,110
Impact of adoption of SFAS 123R	—	(695)	—
Shares issued under share compensation plans	1,294	1,320	92
Tax benefit on share compensation plans	338	121	—
Exercise of share options	697	6	—

End of period	103,283	100,954	100,202

Retained earnings:
Beginning of period	43,830	24,846	15,727
Net income	24,756	20,901	10,241
Dividends declared ($0.16/share for 2007, $0.145/share for 2006 and $0.85/share for 2005)	(2,138)	(1,917)	(1,122)

End of period	66,448	43,830	24,846

Unearned share compensation:
Beginning of period	—	(695)	(1,420)
Impact of adoption of SFAS 123R	—	695	—
Vesting of restricted shares	—	—	324
Shares forfeited under share compensation plans	—	—	401

End of period	—	—	(695)

Accumulated other comprehensive loss, net of taxes:
Beginning of period	(2,396)	(3,150)	820
Unrealized holding (losses) gains arising during the period, net of reclassification adjustment	(6,314)	754	(3,970)

End of period	(8,710)	(2,396)	(3,150)

Total shareholders’ equity	$161,021	142,388	121,203

COMPREHENSIVE INCOME
Net income	$24,756	20,901	10,241
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period:
Gross	(9,342)	1,240	(6,368)
Related federal income tax benefit (expense)	1,304	(434)	2,186

Net unrealized (losses) gains	(8,038)	806	(4,182)

Reclassification adjustment for (losses) gains included in net income Gross	(1,982)	80	(326)
Related federal income tax benefit (expense)	258	(28)	114

Net reclassification adjustment	(1,724)	52	(212)

Other comprehensive (loss) income	(6,314)	754	(3,970)

Total comprehensive income	$18,442	21,655	6,271

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows provided by operating activities:
Net income	$24,756	20,901	10,241
Adjustments:
Net realized investment losses	1,982	(80)	326
Deferred federal income tax benefit	(976)	(2,817)	(1,781)
Share-based compensation expense	1,294	1,320	817
Changes in assets and liabilities:
Premiums in course of collection, net	5,623	(22,579)	(4,153)
Deferred policy acquisition costs	2,579	(6,266)	(3,238)
Prepaid reinsurance premiums	(783)	(3,062)	(1,607)
Reinsurance recoverable on paid and unpaid losses, net	(1,149)	242	(10,488)
Income taxes payable/receivable	(801)	1,329	(3,075)
Losses and loss expense reserves	28,581	39,025	58,411
Collateral held	(481)	(644)	4,006
Unearned premiums	(12,975)	31,989	13,496
Other, net	(2,217)	4,691	702

Net cash provided by operating activities	45,433	64,049	63,657

Cash flows used in investing activities:
Purchases of equity securities	(18,466)	(14,040)	(55,903)
Purchases of fixed maturity securities available-for-sale	(294,851)	(158,391)	(120,162)
Proceeds from sales of equity securities	11,587	17,189	46,246
Proceeds from sales and maturities of fixed maturities available-for-sale	242,765	101,001	75,139
Acquisition, net of cash acquired	—	—	(1,041)
Change in short-term investments	20,893	(13,394)	(6,645)
Change in securities receivable/payable	(3,102)	3,708	(2,273)

Net cash used in investing activities	(41,174)	(63,927)	(64,639)

Cash flows (used in) provided by financing activities:
Dividend paid to shareholders	(2,138)	(1,917)	(1,122)
Exercise of share options	697	6	—
Tax benefit on share compensation plans	338	121	—
Draw on line of credit	650	5,000	2,300
Principal payment on line of credit	—	(1,000)	(2,300)

Net cash (used in) provided by financing activities	(453)	2,210	(1,122)

Increase in cash and equivalents	3,806	2,332	(2,104)
Cash and equivalents at beginning of period	7,960	5,628	7,732

Cash and equivalents at end of period	$11,766	7,960	5,628

Supplemental disclosure of cash flow information:
Interest paid	$3,048	2,358	1,873

Federal income taxes paid	$12,725	10,100	8,194

See accompanying notes to consolidated financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006, 2005
(dollars in thousands)

(1)	Basis of Presentation

(a)	Organization

ProCentury Corporation is a property and casualty insurance holding company that writes specialty insurance products for small and mid-sized businesses through Century Surety Company, or Century, and ProCentury Insurance Company, or PIC, our operating insurance subsidiaries. Century and PIC are both rated “A−” by the A.M. Best Company, or A.M. Best.

Following is a description of the significant risks facing the Company:

•	Legal/ Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will occur and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those recorded in the consolidated financial statements.

•	Credit Risk is the risk that issuers of securities owned by the Company will default or other parties, including reinsurers that owe the Company money, will not pay. In addition, the Company may be likely to experience realized investment losses to the extent its liquidity needs require the disposition of fixed-maturity securities in unfavorable liquidity or credit spread environments.

•	Interest Rate Risk is the risk that interest rates will change and cause a change in the value of an insurer’s investments.

•	Ratings Risk is the risk that rating agencies change their outlook or group rating of Century and PIC. The rating agencies generally utilize proprietary capital adequacy models in the process of establishing group ratings for Century and PIC. Century and PIC are at risk to changes in these models and the impact that changes in the underlying business that it is engaged in can have on such models.

•	Significant Business Concentrations: As of December 31, 2007, the Company did not have a material concentration of financial instruments in a single investee or geographic location. Also, the Company did not have a concentration of business transactions with a particular distribution source, a market or geographic area in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position. The Company did, however, have a concentration of business transactions with a particular customer. See Note 11(c).

•	Reinsurance: The Company has entered into reinsurance contracts to cede a portion of its business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts, which totaled $54.4 million as of December 31, 2007. The ceding of risk does not discharge the original insurer from its primary obligation to the contract holder. See Note 4.

•	Catastrophe Exposures: Certain insurance coverages that the Company writes include exposure to catastrophic events such as fire following an earthquake, hurricanes, tornados, hail storms, winter storms and freezing. As a result, a single catastrophe occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus of our insurance subsidiaries.

(b)	Basis of Accounting and Estimates

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
December 31, 2007, 2006, 2005
(dollars in thousands)

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

Held-to-maturity fixed maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts to maturity date using the effective interest method. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income within shareholders’ equity, until realized.

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

For fixed-maturity and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; management’s intent to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

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

Premiums in course of collection include amounts due from agents, and beginning in 2006, including an estimate of the policies that have been written by agents but not yet reported to us, and amounts relating to assumed reinsurance. These balances are stated net of certain commission payable amounts, prepaid agents’ balances, and allowance for uncollectible premiums in course of collection. The Company evaluates the collectibility of premiums in course of collection based on a combination of factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific allowance for bad debt against amounts due is recorded to reduce the net receivable to the amount believed to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due using the Company’s historical experience of write-offs. The allowance for uncollectible premiums in course of collection was $142,000 and $156,000, at December 31, 2007 and 2006, respectively.

(f)	Loss and Loss Expense Reserves

Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. The Company uses actuarial methodologies to assist in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, and consideration of new judicial discussions in tort and insurance law, emerging theories or liabilities and other factors beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. The loss and loss expense reserves are not discounted.

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
December 31, 2007, 2006, 2005
(dollars in thousands)

(h)	Collateral

The Company records policies that have fully funded limits on a deposit basis as they are not considered to transfer insurance risk.

(i)	Deferred Policy Acquisition Costs

The Company defers commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. The acquisition costs are reduced by ceding commission income. The costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums. The amounts that are not considered realizable are charged as an expense through amortization of deferred policy acquisition costs.

(j)	Reinsurance Ceded

In the ordinary course of business, our insurance subsidiaries reinsure certain risks, generally on an excess-of-loss basis, with other insurance companies which primarily are rated “A” or higher by A.M. Best. Such reinsurance arrangements serve to limit the Company’s maximum loss.

Reinsurance does not discharge the Company from its primary liability to policyholders, and to the extent that a reinsurer is unable to meet its obligations, the Company would be liable.

Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts. Reinsurance recoverables on paid and unpaid losses, net, are established for the portion of our loss and loss expense payments and reserves, respectively, that are ceded to reinsurers and are reported separately as assets, net of any valuation allowance. Ceded premiums payable are reported separately as liabilities. Reinsurance premiums paid and reinsurance recoveries on claims incurred are deducted from the respective revenue and expense accounts. The estimated valuation allowance on reinsurance recoverables on paid losses at December 31, 2007 and 2006 was $3.4 million and $4.1 million, respectively.

(k)	Intangibles and Goodwill

On June 1, 2005, Century acquired 100% of the outstanding shares of the Fireman’s Fund of Texas (FFTX) for $5.9 million. FFTX is a Texas domiciled property and casualty company licensed in Texas, Oklahoma and California, Arizona, Arkansas, Indiana, Kansas, Louisiana, Michigan, Missouri, Nevada, New Mexico, North Dakota, Oregon, South Carolina, Utah and West Virginia. The acquisition is part of the Company’s long-term plan to develop business that requires admitted status, as well as its continued focus on growing its excess and surplus lines business. On August 16, 2005, FFTX was renamed ProCentury Insurance Company. The total purchase price of the acquisition was allocated to the assets and the liabilities acquired based upon the respective fair values as of the date of acquisition. Intangible assets included in the purchase were valued at $375,000. The excess of the fair value of the net identifiable assets acquired over the purchase price was $240,000 and was recorded as non-deductible goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

impaired. During our annual analysis in 2007, we determined these assets had not been impaired. The indefinite-life intangible assets and goodwill are included in other assets in the Consolidated Balance Sheets.

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

	For lhe Year Ended December 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, except per share data)

Basic Net Income Per Share
Net income	$24,756	13,242,083	$1.87
Effect of Dilutive Securities
Restricted common shares and share options	—	150,866	(0.02)

Diluted EPS
Net income	$24,756	13,392,949	$1.85

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

	For the Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, except per share data)

Basic Net Income Per Share
Net income	$20,901	13,121,848	$1.59
Effect of Dilutive Securities
Restricted common shares and share options	—	134,571	(0.01)

Diluted EPS
Net income	$20,901	13,256,419	$1.58

	For the Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, except per share data)

Basic Net Income Per Share
Net income	$10,241	13,060,509	$0.78
Effect of Dilutive Securities
Restricted common shares and share options	—	68,916	—

Diluted EPS
Net income	$10,241	13,129,425	$0.78

(n)	Comprehensive Income

Comprehensive income encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income and changes in net unrealized investment gains and losses on fixed maturity investments classified as available-for-sale and equity securities, net of taxes.

(o)	Fair Value Disclosures

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

•	Cash and short-term investments — The carrying amounts reported approximate their fair value.

•	Investment securities — Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from brokers’ quotes. Fair values for equity securities, consisting of preferred and common stocks and bond mutual funds, are based on quoted market prices or pricing services. Fair value disclosures for investments are included in Note 2.

•	Other — The carrying amounts reported for premiums in the course of collection, reinsurance recoverables, accrued investment income, and other assets approximate their fair value. The Company’s long term debt, line of credit, accrued expenses and other liabilities, collateral held, and reinsurance balances payable are either short term in nature or based on current market prices, which also approximates fair value.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

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

If the Company recorded compensation expense for its share option grants based on the “fair value method,” the Company’s net income and earnings per share for the year ended December 31, 2005 would have been adjusted to the pro forma amounts as indicated in the following table:

2005
(In thousands, except
for per share data)

Net income:
As reported	$10,241
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	530
Less: Additional share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(824)

Pro Forma	$9,947

Basic income per common share:
As reported	$0.78

Pro Forma	$0.76

Diluted income per common share:
As reported	$0.78

Pro Forma	$0.76

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

The fair values of the share options are estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended
	December 31, 2005

Risk-free interest rate	3.97%
Expected dividends	0.76%
Expected volatility	23.14%
Weighted average expected term	7.00	Years

(q)	Recently Issued Accounting Standards

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
December 31, 2007, 2006, 2005
(dollars in thousands)

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

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We adopted SFAS No. 155 effective January 1, 2007 and it did not have a material effect on our consolidated financial condition or results of operations.

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
December 31, 2007, 2006, 2005
(dollars in thousands)

(2)	Investments

The Company invests primarily in investment-grade fixed maturities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturity securities classified as held-to-maturity were as follows:

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury securities	$87	14	—	101
Agencies not backed by the full faith and credit of the U.S. Government	1,012	—	(3)	1,009

Total	$1,099	14	(3)	1,110

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury securities	$88	10	—	98
Agencies not backed by the full faith and credit of the U.S. Government	1,026	—	(23)	1,003

Total	$1,114	10	(23)	1,101

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities classified as available-for-sale were as follows:

	December 31, 2007
		Gross	Gross	Value
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair
	(In thousands)

Fixed maturities:
U.S. Treasury securities	$2,515	61	—	2,576
Agencies not backed by the full faith and credit of the U.S. Government	5,084	13	(8)	5,089
Obligations of states and political subdivisions	209,564	911	(740)	209,735
Corporate securities	34,837	47	(518)	34,366
Mortgage-backed securities (GSEs)	77,527	36	(363)	77,200
Collateralized mortgage obligations	49,895	408	(632)	49,671
Asset-backed securities	31,593	108	(3,899)	27,802

Total fixed maturities	411,015	1,584	(6,160)	406,439

Equities:
Equity securities	34,686	75	(5,763)	28,998
Bond mutual funds	15,029	—	(785)	14,244

Total equities	49,715	75	(6,548)	43,242

Total	$460,730	1,659	(12,708)	449,681

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Fixed maturities:
U.S. Treasury securities	$3,636	—	(49)	3,587
Agencies not backed by the full faith and credit of the U.S. Government	13,793	—	(258)	13,535
Obligations of states and political subdivisions	150,981	445	(795)	150,631
Corporate securities	35,058	125	(730)	34,453
Mortgage-backed securities	59,599	34	(1,108)	58,525
Collateralized mortgage obligations	49,486	152	(622)	49,016
Asset-backed securities	49,513	316	(1,154)	48,675

Total fixed maturities	362,066	1,072	(4,716)	358,422

Equities:
Equity securities	28,112	346	(270)	28,188
Bond mutual funds	14,876	62	(183)	14,755

Total equities	42,988	408	(453)	42,943

Total	$405,054	1,480	(5,169)	401,365

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment and are included in the net realized investment gains (losses) in the consolidated statements of operations. For the year ended December 31, 2007, 38 asset back securities were written down in accordance with EITF 99-20 and six preferred stocks were written down in the aggregate amount of $4.5 million. For the year ended December 31, 2006, eleven of the asset-backed securities were written down in accordance with EITF 99-20 in the amount of $1.4 million. For the year ended December 31, 2005, the Company determined that two of the fixed maturity securities were other than temporarily impaired and were written down in the aggregate of $150,000, which were included as realized losses in the consolidated statements of operations.

The estimated fair value, related gross unrealized loss, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired are as follows:

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$135	—	100	—	235	—
Obligations of U.S. government corporations and agencies	—	—	1,328	(8)	1,328	(8)
Obligations of states and political subdivisions	50,308	(591)	22,742	(149)	73,050	(740)
Corporate securities	7,045	(240)	20,101	(278)	27,146	(518)
Mortgage-backed securities (GSEs)	35,940	(86)	26,912	(277)	62,852	(363)
Collateralized mortgage obligations	8,353	(401)	10,660	(231)	19,013	(632)
Asset-backed securities	5,053	(2,058)	11,690	(1,841)	16,743	(3,899)

Total	106,834	(3,376)	93,533	(2,784)	200,367	(6,160)

Equities:
Equity securities	22,946	(5,615)	958	(148)	23,904	(5,763)
Bond mutual funds	9,514	(683)	5,391	(102)	14,905	(785)

Total	32,460	(6,298)	6,349	(250)	38,809	(6,548)

Grand Total	$139,294	(9,674)	99,882	(3,034)	239,176	(12,708)

At December 31, 2007, the Company had 141 fixed-maturity securities and seven equity securities that have been in an unrealized loss position for one year or longer. Of the fixed-maturity securities, 121 are investment grade, and 116 of these securities are rated A1/A or better (including 84 securities which are rated AAA). The 20 remaining non-investment grade fixed-maturity securities have an aggregate fair value equal to 65.2% of their book value as of December 31, 2007. The majority of this unrealized loss related to sub prime bonds, a sector which has experienced significant illiquidity and price dislocation. Each of these sub prime bonds was tested under the application of EITF 99-20 and it was determined none of these bonds was other than temporarily impaired. Three of the equity securities that have been in an unrealized loss position for one year or longer relate to investments in open ended bond funds. Each of these investments continues to pay its regularly scheduled monthly dividend and there have been no material changes in credit quality of any of these funds over the past twelve months. Finally, the four

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved or stable financial performance during the past twelve months. In addition, these four equity securities have an aggregate fair market value equal to 83.7% of their book value as of December 31, 2007. All 141 of the fixed-maturity securities are current on interest and principal and all seven of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes that it is probable that all contract terms of each fixed-maturity security will be satisfied. The unrealized loss position of the fixed-maturity securities is due to the changes in interest rate environment and the Company has the positive intent and ability to hold these securities until they mature or recover in value. The unrealized loss position in the equity securities is due to current market conditions and the Company has the positive intent and ability to hold these securities until they recover in value within a reasonable period of time.

The estimated fair value, related gross unrealized loss, and the length of time that the securities have been impaired for available-for-sale securities that were considered temporarily impaired at December 31, 2007 were as follows:

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
		Gross	Estimated	Gross		Gross
	Estimated	Unrealized	Fair	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Value	Loss	Fair Value	Loss
	(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$207	(2)	3,381	(47)	3,588	(49)
Obligations of U.S. government corporations and agencies	6,925	(75)	6,610	(183)	13,535	(258)
Obligations of states and political subdivisions	44,635	(187)	42,079	(608)	86,714	(795)
Corporate securities	2,718	(28)	25,175	(702)	27,893	(730)
Mortgage-backed securities	20,139	(142)	33,598	(966)	53,737	(1,108)
Collateralized mortgage obligations	11,124	(131)	20,504	(491)	31,628	(622)
Asset-backed securities	21,040	(747)	12,298	(407)	33,338	(1,154)

Total	106,788	(1,312)	143,645	(3,404)	250,433	(4,716)

Equities:
Equity securities	8,555	(101)	4,365	(169)	12,920	(270)
Bond mutual funds	498	(3)	13,181	(180)	13,679	(183)

Total	9,053	(104)	17,546	(349)	26,599	(453)

Grand Total	$115,841	(1,416)	161,191	(3,753)	277,032	(5,169)

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

Fixed maturities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Held-to-maturity:
Due in one year or less	$1,012	1,009
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	87	101

	$1,099	1,110

Available-for-sale:
Due in one year or less	$11,298	11,253
Due after one year through five years	38,930	38,763
Due after five years through ten years	86,213	86,348
Due after ten years	115,559	115,403
Mortgage-backed, collateralized obligations and asset backed	159,015	154,672

	$411,015	406,439

The components of net investment income in 2007, 2006 and 2005 were as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Interest on fixed maturities	$18,424	16,342	12,393
Dividends on equity securities	3,239	3,166	2,832
Interest on cash and short-term investments	1,791	1,354	486

	23,454	20,862	15,711
Less investment expenses	1,373	1,490	1,224

	$22,081	19,372	14,487

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

All investments in fixed-maturity securities were income producing during 2007, 2006 and 2005. Net realized investment gains (losses), including other-than-temporary impairments, were as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Realized (losses) gains:
Fixed maturities:
Gross realized gains	$2,455	1,589	590
Gross realized losses	(4,285)	(1,610)	(417)

Total fixed maturities	(1,830)	(21)	173

Equity securities:
Gross realized gains	357	595	116
Gross realized losses	(509)	(494)	(615)

Total equity securities	(152)	101	(499)

Net realized investment (losses) gains:	$(1,982)	80	(326)

For the years ended December 31, 2007, 2006 and 2005, net income tax (benefit) expense on net realized investment (losses) gains was $(258,000), $28,000, and $(114,000), respectively.

Proceeds from the sale of fixed maturity securities available-for-sale were $201.8 million, $71.6 million, and $48.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The change in unrealized appreciation on investments recorded in shareholders’ equity and in other comprehensive income is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Fixed maturities securities	$(932)	(39)	(4,536)
Equity securities	(6,428)	1,199	(1,506)

Change in unrealized (depreciation) appreciation on investments before adjustment to taxes	(7,360)	1,160	(6,042)
Change in deferred income tax expense (benefit)	1,046	406	(2,072)

Change in net unrealized appreciation on investments, net of tax	$(6,314)	754	(3,970)

Century and PIC held fixed maturity securities with a carrying value of $9.9 million and $9.4 million on deposit with regulatory authorities as required by law at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, Century maintained a trust fund (consisting of cash and investments) with a combined carrying value of $260,000 and $247,000, respectively. The assets of the trust are recorded as cash and investments and are held as security for unearned premiums and outstanding loss reserves under an assumed reinsurance contract.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

(3)	Loss and Loss Expense Reserves

The rollforward of loss and loss expense reserves are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Loss and loss expense reserves at beginning of year, as reported	$250,672	211,647	153,236
Less reinsurance recoverables on unpaid losses at beginning of year	36,104	37,448	29,485

Net loss and loss expense reserves at beginning of year	214,568	174,199	123,751

Provision for loss and loss expenses incurred for claims related to:
Current year	134,981	136,583	112,946
Prior years	(9,064)	(1,103)	5,400

Total incurred	125,917	135,480	118,346

Losses and loss expense payments for claims related to:
Current year	38,064	38,781	24,548
Prior years	64,031	56,330	43,350

Total paid	102,095	95,111	67,898

Net loss and loss expense reserves at end of year	238,390	214,568	174,199
Plus reinsurance recoverables on unpaid losses at end of year	40,863	36,104	37,448

Loss and loss expense reserves at end of year, as reported	$279,253	250,672	211,647

Loss and loss expense reserves represent our best estimate of ultimate amounts for losses and related expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to us, a review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability, and many other factors. In establishing reserves, we also take into account estimated recoveries, reinsurance, salvage and subrogation. The reserves are reviewed regularly by our internal actuarial staff.

The favorable development during the year ended December 31, 2007 primarily relates to the 2004 through 2006 accident years. At the beginning of 2005, the Company began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. The Company wrote a significant volume of claims made contractor liability business in both 2005 and 2006, and this business has continued to perform better than expected. The Company continues to write contractors’ liability business on an occurrence form, in certain jurisdictions and for certain classes of business. The ultimate loss ratios for the 2005 and 2006 accident years were reduced during 2007 due in part to the continued favorable experience on the claims made contractor liability business. In addition, management reduced its long-term loss ratio expectations and loss development factors for other casualty business based on loss experience that emerged during the year that was more favorable than our initial expectations. Due to the reduction of these long-term loss ratio expectations and loss development factors, the indicated ultimate loss ratios produced by certain actuarial methods were lower as of

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

December 31, 2007 than they were as of December 31, 2006. As a result, during the year, management reduced the selected ultimate loss ratios for casualty business for accident years 2004 through 2006. The reduction in losses for casualty business discussed above was partially offset by increases in legal and settlement costs related to litigation on construction defect claims. In total, this resulted in favorable development of $6.1 million for the year ended December 31, 2007. In addition, during the year the Company experienced favorable case reserve development in the property line for accident years 2005 and 2006, resulting in a reduction in losses of $2.7 million during the year.

For the year ended December 31, 2006, the Company experienced favorable non-catastrophe property case reserve development producing a reduction in ultimate loss and loss expenses by $7.8 million primarily for the 2004 and 2005 accident years. The Company also changed its estimates during 2006 on catastrophe losses by reducing its estimates on Hurricane Wilma by $1.5 million due to actual incurred losses being lower than original estimates. This favorable development was offset by an increase of $2.5 million in casualty reserves during 2006 as a result of a small amount of adverse development in the casualty line and a result of a refinement to the internal actuarial reserving technique concerning the weighting of reserve indications and supplemental information concerning claims severities. The Company also incurred $2.8 million of adverse development during the year ended December 31, 2006 due to an increase in legal severities on construction defect claims that occurred when litigation discovery procedures yielded new information about underlying claims that enabled evaluation of expected settlements or judgment and expenses on suits that had been received in prior years. Additionally, the Company recorded $2.9 million of unfavorable development during the year ended December 31, 2006 related to estimated costs associated with possible reinsurance collection issues on two separate casualty claims and the 1998 and 1999 workers compensation reinsurance treaties.

For the year ended December 31, 2005, the Company experienced unfavorable casualty development. A significant portion of the loss and loss expenses attributable to insured events of prior periods for 2005 resulted from construction defect claims in the other liability line. As a result of court decisions that further defined the legal environment in California, the Company decided to enhance its defense strategy for certain types of construction defect claims. As a result, the Company revised the construction defect defense team by retaining appellate and new trial counsel and restaffing the in-house team responsible for management of the litigation. Once the new legal teams were established late in 2004 and into 2005, it was determined that there were certain cases that should be settled and the defense budgets for the remaining cases had to be revised to reflect the added resources, resulting in higher than expected loss and defense costs in 2005.

Management believes the loss and loss expense reserves make a reasonable provision for expected losses; however, ultimate settlement of these amounts could vary significantly from the amounts recorded.

(4)	Reinsurance

In the ordinary course of business, Century and PIC assumes and cedes reinsurance with other insurers and reinsurers. These arrangements provide greater diversification of business and limit the maximum net loss potential on large risks. Excess of loss contracts in effect through December 31, 2007 generally protect against individual property and casualty losses over $500,000. In addition, beginning in 2006, for casualty losses over $500,000 and under $1.0 million, the Company participates on a quota share basis on 50% of the $500,000 in excess of the $500,000 layer. This layer was ceded 100% to reinsurers in 2005. Excess of loss contracts in effect for workers’ compensation losses protect against individual losses over $200,000. Additionally, from January 1, 2001 through June 30, 2001, and from July 1, 2001 through December 31, 2002 the first $200,000 in workers’ compensation losses were 80% and 60% ceded on a quota share basis, respectively. Catastrophe and clash coverage is also maintained. In addition, effective January 1, 2004, Century entered into a loss portfolio transfer and quota share arrangement with Evergreen and Continental whereby Century assumed all of Evergreen and Continental’s

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

property and casualty, workers’ compensation, and commercial automobile lines of business and Evergreen assumed all of Century’s traditional surety lines of business.

Of the total reinsurance recoverable on paid and unpaid losses at December 31, 2007, 64.4% was with reinsurance companies, which had an A. M. Best rating of A or higher at December 31, 2007. The amounts of ceded loss and loss expense reserves and ceded unearned premiums would represent a liability of the Company in the event that its reinsurers would be unable to meet existing obligations under reinsurance agreements.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	Years Ended December 31,
	2007	2006	2005

Premiums written:
Direct	$232,947	278,460	212,953
Assumed	5,399	4,576	3,211
Ceded	(34,542)	(35,117)	(26,645)

Net premiums written	$203,804	247,919	189,519

Premiums earned:
Direct	245,355	246,976	200,805
Assumed	5,966	4,071	1,863
Ceded	(33,759)	(32,055)	(25,038)

Net premiums earned	$217,562	218,992	177,630

Losses and loss expenses incurred:
Direct	$135,513	145,907	136,406
Assumed	1,470	2,003	(721)
Ceded	(11,066)	(12,430)	(17,339)

Net losses and loss expenses incurred	$125,917	135,480	118,346

At December 31, 2007 and 2006, the Company’s allowance for uncollectible reinsurance was $3.4 million and $4.1 million, respectively. Management believes that the reserves for uncollectible reinsurance constitute a reasonable provision for expected costs and recoveries related to the collection of the recoverables on these claims; however, actual legal costs and settlements of these claims could vary significantly from the current estimates recorded.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

The following table displays net reinsurance balances recoverable, from our top ten reinsurers, as of December 31, 2007. All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 3 percent of shareholders’ equity.

	A.M. Best	Net Amount
Reinsurer	Rating	Recoverable
	As of December 31, 2007
	(In thousands)

Ace Property and Casualty	A+	$18,152,000
Swiss Reinsurance America Corporation	A+	10,330,000
Munich Reinsurance America	A+	6,353,000
Hannover Ruckvesicherungs-Aktiengeselischaft	A	3,396,000
General Reinsurance Corporation	A++	3,115,000
Berkley Insurance Company	A+	2,107,000
Axis Reinsurance Company	A	1,840,000
Gerling Global Reinsurance Corporation(1)	NR3	1,664,000
Evergreen National Indemnity Company	A−	1,339,000
Lloyd’s Syndicate Number 2003	A	618,000

(1)	We are closely monitoring the financial status of Gerling Global Reinsurance Corporation (which is not rated as it is no longer accepting new or renewal business). We are currently in arbitration with Gerling over a disputed claim.

(5)	Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisitions costs deferred and amortized:

	For the Years Ended December 31,
	2007	2006	2005

Balance at beginning of period	$26,915	20,649	17,411
Policy acquisition costs deferred	52,651	60,670	46,173
Amortization of deferred policy acquisition costs	(55,230)	(54,404)	(42,935)

Balance at end of period	$24,336	26,915	20,649

(6)	Long-Term Debt

(a)	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures

On December 4, 2002, ProFinance Statutory Trust I (the “Trust”), a Connecticut statutory business trust formed by the Company, issued 15,000 floating rate capital securities (“Trust Preferred Securities”) generating gross proceeds of $15.0 million. Net proceeds were $14.5 million, after deducting offering costs of $454,000. In addition, on May 16, 2003, ProFinance Statutory Trust II (the “Trust”), a Connecticut statutory business trust formed by the Company, issued 10,000 floating rate capital securities (“Trust Preferred Securities”) generating gross proceeds of $10.0 million. Net proceeds were $9.7 million, after deducting offering costs of $300,000.

The Trust Preferred Securities have a 30 year maturity and are redeemable by the Company at par on or after December 15, 2007 and May 16, 2008, respectively. Holders of the Trust Preferred Securities are entitled to receive

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

cumulative cash distributions accruing from the date of issuance and payable quarterly in arrears at a rate of 400 and 410 basis points, respectively, over the three-month London Interbank Offered Rates (“LIBOR”). The maximum distribution rate is 12.5% through December 4, 2007 and May 16, 2008, respectively. Under certain circumstances, the Company has the right to defer distributions and interest on the Trust Preferred Securities for up to five years. The obligations of the Trust are guaranteed by the Company with respect to distributions and payments of the Trust Preferred Securities. These distributions are recorded as interest expense in the accompanying consolidated statements of operations, as the Trust Preferred Securities are considered a debt instrument. Interest paid totaled $2.4 million, $2.4 million and $1.9 million in 2007, 2006, and 2005, respectively.

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

The Company has a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. At December 31, 2007, the outstanding borrowings on the line of credit were $4.7 million. During the year ended 2007, the Company made draws totaling $650,000 on the line of credit for general corporate purposes. Interest expense for the year ended December 31, 2007 was $324,000. The Company had borrowings outstanding under the line of credit at December 31, 2006 of $4.0 million. Interest expense for the year ended December 31, 2006 was $6,000.

(7)	Federal Income Taxes

The components of the income tax expense are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Federal current tax expense	$12,262	11,552	5,119
Federal deferred tax benefit	(976)	(2,817)	(1,781)

Total federal income tax expense	$11,286	8,735	3,338

The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% in 2007, 2006 and 2005 to income before income taxes as a result of the following:

	Years Ended December 31,
	2007	2006	2005

Federal income tax expense at statutory rate	35.00%	35.00%	35.00%
(Decrease) increase attributable to:
Nontaxable interest income net of proration	(4.71)	(5.59)	(9.77)
Deferred tax asset valuation allowance	1.21	—	—
Dividend received deduction net of proration	(0.52)	(0.48)	(0.33)
Other	0.33	0.54	(0.32)

Total	31.31%	29.47%	24.58%

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the net deferred federal income tax asset/liability were as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Unearned premiums	$6,987	7,950	5,925
Loss and loss expense reserves discounting	10,017	9,664	8,303
Unrealized loss on investments	3,866	1,294	1,700
Other than temporary losses on investments	1,845	518	40
Reinsurance allowance	1,180	1,426	450
Other, net	989	747	(40)

Total gross deferred tax assets	24,884	21,599	16,378
Less valuation allowance	(1,961)	—	—

Net deferred tax assets	22,923	21,599	16,378

Deferred policy acquisition costs	(8,518)	(9,420)	(7,227)
Other, net	(821)	(618)	—

Total gross deferred tax liabilities	(9,339)	(10,038)	(7,227)

Net deferred federal income tax asset	$13,584	11,561	9,151

Effective January 1, 2007, the Company FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any pare to the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. There was no change in the liability for unrecognized tax benefits resulting from the implementation of FIN 48 and , therefore, the Company did not recognize a cumulative effect adjustment to the balance of retained earnings as of January 1, 2007. The Company does not have a liability for tax exposure reserves as of December 31, 2007 and 2006, and does not anticipate any material change in the total amount of unrecognized tax benefits over the subsequent 12-month period. The adoption did not have an initial impact on the Company’s consolidated financial statements.

The Company has recorded deferred tax assets and liabilities that result from temporary differences between the time income or expense items are recognized for financial statement purposes and for tax reporting. Such amounts are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The determination of current and deferred income taxis is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversals of temporary differences and current financial accounting standards. A valuation allowance is established if, based upon the relevant facts and circumstances, management believes that some or all of certain tax assets will not be realized. The Company has open tax years that may in the future be subject to examination by federal and state taxing authorities. At December 31, 2007, the Company established a valuation allowance of $2.0 million related to unrealized losses on equity securities and other-than-temporary impairments that, upon realization, could not be offset by past or future capital gains. A portion of this valuation allowance, $1.5 million was recorded through other comprehensive income and the remainder was recorded through the statement of

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

operations. There was no valuation allowance at December 31, 2006. Management periodically evaluates the adequacy of related valuation allowances, taking into account our open tax return positions, tax assessments received and tax law changes. The process of evaluating allowance accounts involves the use of estimates and a high degree of management judgment. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

The Company’s estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

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

For both non-qualified and qualified options, the option exercise price equals the stock’s fair market value on the date of the grant. Compensation expense is measured on the grant date at fair value using a Black Scholes model. The compensation cost is recognized over the respective service period, which typically matches the vesting period.

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
December 31, 2007, 2006, 2005
(dollars in thousands)

The performance based restricted shares are granted to key executives and vest annually over a four year period based on achieved specified performance metrics. Compensation expense for performance based restricted share awards is recognized based on the fair value of the awards on the date of grant.

The Company may grant awards for up to 1.2 million shares under the plan. Through December 31, 2007, the Company had granted 311,000 non-qualified options, 292,500 qualified options, 156,000 time-based restricted shares, 132,353 performance-based restricted shares, and 8,661 non-restricted shares under the share plan.

A summary of the status of the option plan at December 31, 2007 and changes during the year then ended is presented in the following table:

	For the Year Ended
	December 31, 2007
		Weighted-
	Number of	Average
	Shares	Exercise Price

Outstanding at beginning of period	505,900	$10.58
Changes during the period:
Granted	97,000	19.81
Exercised	(66,258)	10.51
Forfeited	(4,088)	15.15
Expired	—	—

Outstanding at end of period	532,554	$12.24

Exercisable at end of period	388,045	$10.98

The weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $6.46, $3.18 and $2.99, respectively.

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Risk-free interest rate	4.51%	4.07%	3.97%
Expected dividends	0.74%	0.93%	0.76%
Expected volatility	25.45%	23.11%	23.14%
Weighted average expected term	6.28 Years	7.00 Years	7.00 Years

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

Information on the range of exercise prices for options outstanding as of December 31, 2007, is as follows:

	Options Outstanding				Options Excercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Price	Options	Term	Price	Value	Options	Price	Value

$10.20	11,386	7.4	$10.20	$58,638	9,986	$10.20	$51,428
$10.50	309,349	6.3	$10.50	$1,500,343	301,841	$10.50	$1,463,930
$10.64	106,042	8.0	$10.64	$499,458	52,285	$10.64	$246,262
$13.04	10,721	8.4	$13.04	$24,766	5,996	$13.04	$13,851
$18.70	10,056	9.4	$18.70	(33,688)	2,006	$18.70	(6,720)
$19.97	85,000	9.2	$19.97	(392,700)	15,931	$19.97	(73,601)

				$1,656,817			$1,695,150

A summary of all employee time-based restricted share activity during the year ended December 31, 2007 is as follows:

	For the Year Ended
	December 31, 2007
		Weighted
	Number of	Average
	Shares	Grant Price

Outstanding at beginning of period	45,156	$10.19
Changes during the period:
Granted	—	—
Vested	(24,862)	10.25
Cancelled	—	—

Outstanding at end of period	20,294	$10.10

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

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

A summary of all employee performance-based restricted share activity during the year ended December 31, 2007 is as follows:

	For the Year Ended
	December 31, 2007
		Weighted
	Number of	Average
	Shares	Grant Price

Outstanding at beginning of period	64,728	$12.76
Changes during the period:
Granted	40,625	19.38
Vested	(18,517)	12.48
Cancelled	—	—

Outstanding at end of period	86,836	$15.92

In September of 2006 and March of 2005, the Company granted 36,704 and 37,365, respectively of performance based restricted shares to certain executives that vest annually over a four-year period subject to the achievement of certain performance metrics. The Company accounted for these awards as fixed awards that were recorded at fair value on the date of grant.

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

As of December 31, 2007, total compensation cost related to nonvested share options or restricted shares is $1.5 million, which is expected be recorded over 1.7 years. Total compensation cost for share based awards was $1.3 million, $1.3 million and $817,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The tax benefit included in the accompany statements of operations related to the compensation cost was $338,000, $121,000, and $286,000 for the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007, the Company had $212,000 of compensation cost for share based awards capitalized with deferred policy acquisition costs.

(10)	Transactions with Related Parties

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

Transitional Administrative Agreement.  Prior to the Evergreen and Continental dispositions, the Company provided Evergreen and Continental with all executive, managerial, supervisory, administrative, technical, claims handling, investment management, regulatory affairs, legal, accounting, financial reporting, professional and clerical services necessary to operate their respective businesses. In order to provide Evergreen and Continental

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

with a transition period before the cessation of these services, the Company entered into a Transitional Administrative Agreement with Evergreen and Continental pursuant to which the Company continued to provide these services to Evergreen and Continental for an initial term of 18 months in exchange for an annual fee of $900,000. This agreement was renewed for one six-month term to expire on December 31, 2005, without any changes in the terms thereof. On December 29, 2005, the agreement was amended to extend the term thereof to June 30, 2006, reduce the administrative fee to $75,000 per calendar quarter payable during the first month of each quarter and providing for termination upon not less than thirty (30) days advance written notice to the Company. On October 13, 2006, the agreement was amended retroactively to July 1, 2006 to extend the term thereof to March 31, 2007 and reduce the administrative fee to $10,000 per calendar quarter. On April 25, 2007, the agreement was amended retroactively to April 1, 2007 to extend the term thereof to June 30, 2007 and reduce the administrative fee to $5,000 per calendar quarter. In all other respects the agreement remained unchanged. The agreement was terminated as of June 30, 2007. For the year ended December 31, 2007, 2006, and 2005, the Company received $15,000, $170,000, and $690,000 under this agreement, respectively.

Reinsurance Agreements.  The Company entered into loss portfolio transfer reinsurance contracts that provided for Century to reinsure Evergreen and Continental for business that was written in Century’s name prior to December 31, 2003 and transferred to one of the other companies in connection with the termination of an intercompany pooling agreement among the parties and for Evergreen to reinsure Century in the same manner. For example, Century will reinsure property business transferred to it in connection with the termination of the intercompany pooling agreement that had been written for it in Evergreen’s name. These contracts will remain in force until all outstanding loss and assignable loss adjustment expense covered has been settled or commuted in accordance with the provisions of the applicable contract. The Company ceded $435,000 of reserves and assumed $2.8 million of reserves under this contract in 2007. During the year ended December 31, 2006, the Company ceded $362,000 of reserves and assumed $3.1 million of reserves under the contract.

Quota Share Reinsurance Agreements.  The Company entered into 100% quota share reinsurance contracts that provided for Century to reinsure Evergreen and Continental for property and casualty business that was written on Evergreen or Continental’s paper for Century in states that Century was not licensed and for Evergreen to reinsure Century in the same manner for bonding business. Under these contracts, the ceding company is entitled to receive a 5% commission and reimbursement of any premium taxes or other direct costs such as boards and bureaus fees. These fronting contracts were in force until December 31, 2007. During 2007, the Company assumed $905,000 of premiums and ceded $302,000 of premiums under this contract. The Company assumed $535,000 of premiums and ceded $406,000 of premiums under this contract during the year ended December 31, 2006.

Software License Agreement and Software Support and Maintenance Agreement.  Century has entered into a software license agreement with Evergreen and Continental pursuant to which Century granted to Evergreen and Continental a fully paid-up, royalty free, non-exclusive perpetual license to use certain of Century’s proprietary software that relates to underwriting and claims processing and that has been developed for the mutual benefit of the Company, Evergreen and Continental. In addition, Century has entered into a software support and maintenance agreement with Evergreen and Continental, pursuant to which Century provides certain technical support and maintenance services for the software in return for an annual support and maintenance fee of $100,000. Evergreen and Continental may terminate the software support and maintenance agreement by providing 90 days prior written notice, and Century may terminate the agreement by providing twelve months’ prior written notice. On December 29, 2005, the software support and maintenance agreement was amended to adjust the Annual Fee effective January 1, 2006, to be at the rate of $50,000 per calendar quarter payable during the first month of each quarter. On October 18, 2006, the agreement was amended to adjust the Annual Fee retroactively to July 1, 2006 to $15,000 per calendar quarter. On April 25, 2007, the agreement was amended to adjust the Annual Fee retroactively to April 1, 2007 to $5,000 per calendar quarter. In all other respects, the agreement continues unchanged. The

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

Company received $30,000, $130,000, and $100,000 in Annual Fees respectively for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition, the Company has entered into the following agreements with Evergreen. The Company’s board of directors believes that these agreements are fair to the Company and its shareholders.

Quota Share Reinsurance Agreements

•	In 2005, the Company entered into a 50% quota share agreement with Evergreen whereby, the Company would assume certain special surety bonds (including landfill). During 2006 and 2005, the Company recorded $2.6 million and $2.4 million of assumed bonds, respectively. This agreement was terminated on August 15, 2006.

•	On August 1, 2006, the Company became a participant on Evergreen’s Landfill Variable Quota Share Treaty. The Company will assume 10% of all landfill bonds written by Evergreen and Continental which have exposures in excess of $1,200,000. The Company recorded assumed premium of $1.9 million in 2007. The Company recorded assumed premium of $390,000 in 2006. In addition, the Company assumed a 10% share, or $677,000, of unearned premium rolled forward from the previous treaty which was terminated on July 31, 2006.

•	On August 15, 2006, the Company became a participant on Evergreen’s Contract Bond Quota Share Treaty. The Company will assume 25% of all contract bonds written by Evergreen and Continental. The Company recorded assumed premium of $700,000 in 2007. The Company recorded assumed premium of $102,000 in 2006.

•	On October 1, 2007, the Company entered into 100% quota share reinsurance contract that provided for Century to reinsure Evergreen for contract surety business underwritten by Century employees that was written on Evergreen’s paper for Century in states that Century was not licensed. Under these contracts, the ceding company is entitled to receive a 10% commission. This fronting contract will remain in force until December 31, 2009. During 2007, the Company assumed $3,000 of premiums.

(11)	Commitments, Contingencies and Concentration

(a)	Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2007 were as follows:

	Payments Due by Years
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Operating leases on facilities	$1,545	1,258	1,106	1,019	932	776	6,636
Other operating leases	279	70	58	27	—	—	434

Total contractual obligations	$1,824	1,328	1,164	1,046	932	776	7,070

Rental expense on the operating leases on facilities for the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $1.3 million, and $1.3 million, respectively.

(b)	Lawsuits

The Company is named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our insurance policies, claims handling,

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

premium finance agreements and other contracts and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extra contractual damages and some have claimed punitive damages. The resolution of these legal actions is expected not to have a material adverse effect on the Company’s financial position or results of operations.

(c)	Concentration of Revenues

Ten of the Company’s 149 agents contributed, on a combined basis, 52.1% of the Company’s 2007 consolidated direct and assumed premiums written. One of the Company’s agents individually contributed an amount greater than 10% of the Company’s direct and assumed premiums written and represented 18.2% of the Company’s 2007 consolidated direct and assumed premiums written. There was no concentration of revenue with respect to geographic area as of December 31, 2007.

(12)	Dividends from Subsidiaries and Statutory Information

Our insurance subsidiaries are regulated by their states of domicile, Ohio and Texas, and the states in which they do business. Such regulations, among other things, limit the payment of dividends without prior regulatory approval. ProCentury is dependent on dividends from Century for operating expenses and interest and principal on long term debt and the Debentures. The maximum dividend that may be paid without prior approval of the Director of Insurance is limited to the extent that all dividends in the past 12 months do not exceed the greater of the statutory income of the preceding calendar year or 10% of total statutory surplus as of the prior December 31. As a result, the maximum dividend Century may pay to ProCentury in 2008 without prior approval is $27.4 million. Dividends paid to ProCentury from Century were $5.0 million, $2.5 million, and $2.5 million in 2007, 2006, and 2005, respectively.

The Company does not expect such regulatory requirements to impair its ability to pay operating expenses and interest and principal during 2008.

ProCentury did not make any contributions to Century in 2007. ProCentury contributed $2.5 million to Century in 2006. There were no such contributions in 2005.

The National Association of Insurance Commissioners (NAIC) has developed property and casualty risked based capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level required to support asset and underwriting risk. The NAIC calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. The Company regularly monitors capital requirements along with the NAIC’s RBC developments. The Company has determined that the capital levels of its insurance subsidiaries are in excess of the minimum capital requirements for all RBC action levels as of December 31, 2007.

Our insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by the Ohio Department of Insurance and Texas Department of Insurance that vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory nonadmitted assets, and the inclusion of net unrealized holdings gains or losses in shareholders’ equity relating to fixed maturity securities. The statutory capital and surplus of Century as of December 31, 2007, 2006 and 2005 was $153.5 million, $137.5 million and $121.8 million, respectively. The statutory net income of Century for the years ended December 31, 2007, 2006 and 2005, was $27.4 million, $18.4 million and $7.8 million, respectively.

(13)	Segment Reporting Disclosures

The Company operates in the Property and Casualty Segment (including general liability, multi-peril, commercial property, garage liability and auto physical damage).

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

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

Following is a summary of segment disclosures:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Segment revenue:
Property and casualty	$212,458	215,510	176,404
Investing	20,099	19,452	14,161
Other (including exited lines)	5,104	3,482	1,226

Segment revenue	$237,661	238,444	191,791

Segment profit:
Property and casualty	$18,150	14,092	2,002
Investing	20,099	19,452	14,161
Other (including exited lines)	1,266	(1,152)	121

Segment profit	$39,515	32,392	16,284

Segment assets:
Investing	$467,276	436,062	366,410
Assets not allocated	139,778	142,986	107,735

Total consolidated assets	$607,054	579,048	474,145

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

The following summary reconciles significant segment items to the Company’s consolidated financial statements:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Total revenues:
Segment revenues	$237,661	238,444	191,791
Other	489	437	198

Total consolidated revenues	$238,150	238,881	191,989

Income before income tax expense:
Segment profit	$39,515	32,392	16,284
Unallocated amounts:
Other income	489	437	198
Corporate expenses	(1,281)	(875)	(1,030)
Interest expense	(2,681)	(2,318)	(1,873)

Income before income tax expense	$36,042	29,636	13,579

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
	(In thousands)

Year ended December 31, 2007
Property and casualty	$74,005	138,453	—	212,458
Other (including exited lines)	—	—	5,104	5,104

Earned premiums	$74,005	138,453	5,104	217,562

Year ended December 31, 2006
Property and casualty	$75,465	140,045	—	215,510
Other (including exited lines)	—	—	3,482	3,482

Earned premiums	$75,465	140,045	3,482	218,992

Year ended December 31, 2005
Property and casualty	$56,224	120,180	—	176,404
Other (including exited lines)	—	—	1,226	1,226

Earned premiums	$56,224	120,180	1,226	177,630

The Company does not manage property and casualty products at this level of detail.

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

(14)	Unaudited Interim Financial Information

Selected quarterly financial information is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year-to-Date
	(In thousands)

2007
Net premiums earned	$54,388	56,697	55,873	50,604	217,562
Net investment income	5,433	5,493	5,571	5,584	22,081
Net realized investment losses	(201)	(37)	(355)	(1,389)	(1,982)
Other income	123	97	159	110	489
Income before income tax	7,630	9,416	8,269	10,727	36,042
Net income	5,379	6,468	5,759	7,150	24,756
Basic earnings per share(1)	$0.41	0.49	0.43	0.54	1.87
Diluted earning per share(1)	$0.40	0.48	0.43	0.53	1.85
2006
Net premiums earned	$49,002	52,565	55,425	62,000	218,992
Net investment income	4,426	4,689	4,999	5,258	19,372
Net realized investment gains (losses)	21	(62)	4	117	80
Other income	134	118	101	84	437
Income before income tax	6,478	7,079	7,369	8,710	29,636
Net income	4,600	5,025	5,133	6,143	20,901
Basic earnings per share(1)	$0.35	0.38	0.39	0.47	1.59
Diluted earning per share(1)	$0.35	0.38	0.39	0.46	1.58

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly income per share may not total to annual income per share.

(15)	Subsequent Event

On February 20, 2008, ProCentury Corporation (parent), pursuant to unanimous approval of its board of directors, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Meadowbrook Insurance Group, Inc. (“Meadowbrook”) and MBKPC Corp., a wholly-owned subsidiary of Meadowbrook (“Merger Sub”), whereby ProCentury will be merged with and into Merger Sub (the “Merger”). At the effective time of the Merger, shareholders of ProCentury will be entitled to receive, for each ProCentury common share, either $20.00 in cash or Meadowbrook common stock having a value of $20.00, subject to adjustment as described below. Each ProCentury shareholder will have the option to elect to receive cash or Meadowbrook stock, subject to proration so that the maximum total cash consideration will not exceed 45% of the total consideration paid in order to preserve the tax-free exchange of the stock consideration.

If the 30-day volume-weighted average price of the Meadowbrook common stock preceding the election date, which will be at least five days before the closing of the transaction, is between $8.00 and $10.50, the exchange ratio will result in stock consideration having a value of $20.00 per ProCentury common share based on such 30-day volume-weighted average price. Above or below this range for Meadowbrook’s stock price, the exchange ratio will be fixed as if the 30-day volume-weighted average price preceding the election date equaled $10.50 or $8.00, as applicable. Outstanding options to purchase ProCentury common shares will become fully vested and option

PROCENTURY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2007, 2006, 2005
(dollars in thousands)

holders can either exercise such options and, in connection with the closing, elect to receive the form of merger consideration described above for the ProCentury shares acquired on exercise or agree to have their options cancelled in exchange for a per share cash payment equal to the difference between $20.00 and the exercise price of their options.

The Merger is subject to customary closing conditions, including the approval of Meadowbrook and ProCentury shareholders, regulatory approvals, the absence of any law or order prohibiting the closing, the effectiveness of the Form S-4 registration statement relating to the Meadowbrook common stock to be issued in the Merger, the accuracy of the representations and warranties of the other party (subject to the standards set forth in the Merger Agreement), compliance of the other party with its covenants in all material respects and the delivery of opinions relating to the U.S. federal income tax code treatment of the Merger. If the merger is not consummated as a result of certain events, we will be required to pay a termination fee of $9.5 million to Meadowbrook.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule I — Summary of Investments
Other than Investments in Related Parties

	December 31, 2007
			Amount
			Shown on
	Amortized		Balance
	Cost	Fair Value	Sheet
	(In thousands)

Fixed maturities:
Available-for-sale
Bonds:
United States Government	$2,515	2,576	2,576
Agencies not backed by the full faith and credit of the U.S. Government	5,084	5,090	5,090
States, municipals and political subdivisions	209,564	209,735	209,735
Convertibles and bonds with warrants attached	1,000	1,000	1,000
All other corporate bonds	192,852	188,038	188,038
Redeemable preferred stocks	2,847	2,312	2,312

Total available-for-sale	413,862	408,751	408,751

Held-to-maturity
Bonds:
United States Government
Agencies not backed by the full faith and credit of the U.S. Government	1,099	1,110	1,099

Total held-to-maturity	1,099	1,110	1,099

Total fixed-maturities	414,961	409,861	409,850

Equity securities:
Common stocks
Banks, trust and insurance companies	82	82	82
Industrial, miscellaneous and all other	18,501	16,822	16,822
Nonredeemable preferred stocks	28,285	24,026	24,026

Total equity securities	46,868	40,930	40,930
Short-term investments	4,730	XXXX	4,730

Total investments	$466,559	XXXX	455,510

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule II — Condensed Financial Information of Parent Company

Condensed Balance Sheets

	December 31,
	2007	2006
	(In thousands)

Assets
Investments
Fixed maturities:
Available-for-sale, at fair value (cost 2007, $1,000; 2006, $1,000)	$1,000	1,000
Equities (available-for-sale):
Bond mutual funds, at fair value (cost 2007, $261; 2006, $248)	256	241

Total investments	1,256	1,241
Cash	546	458
Investment in consolidated subsidiaries, equity method	186,039	167,631
Receivable from consolidated subsidiaries	1,303	1,303
Federal income taxes receivable	1,409	778
Other assets	686	677

Total assets	$191,239	172,088

Liabilities and Shareholders’ Equity
Liabilities:
Long term debt	$25,000	25,000
Accrued expenses and other liabilities	568	680
Deferred federal income tax liability	—	20
Line of credit	4,650	4,000

Total liabilities	30,218	29,700
Shareholders’ equity:	161,021	142,388

Total liabilities and shareholders’ equity	$191,239	172,088

See notes to Consolidated Financial Statements and accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule II — Condensed Financial Information of Parent Company

Condensed Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net investment income	$102	111	153
Net realized loss	—	—	(46)
Cash dividends on common stock of consolidated subsidiaries	5,000	2,500	2,500

Total revenue	5,102	2,611	2,607

Other operating expenses	1,493	1,646	2,312
Interest expense	2,681	2,318	1,873

Total expenses	4,174	3,964	4,185

Income (loss) before equity in undistributed earnings of consolidated subsidiaries and income taxes	928	(1,353)	(1,578)
Equity in undistributed earnings of consolidated subsidiaries	22,395	20,906	10,391
Income tax benefit	(1,433)	(1,348)	(1,428)

Net income	$24,756	20,901	10,241

See notes to Consolidated Financial Statements and accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule II — Condensed Financial Information of Parent Company

Condensed Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$24,756	20,901	10,241
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(22,395)	(20,906)	(10,391)
Other, net	(770)	21	(4,126)

Net cash provided by (used in) operating activities	1,591	16	(4,276)

Cash flows from investing activities:
Purchase of investments	(15)	(11)	(5,069)
Sale of investments	—	—	11,327
Capital contributions to subsidiaries	—	(2,500)	—

Net cash (used in) provided by investing activities	(15)	(2,511)	6,258

Cash flows from financing activities:
Dividend paid to shareholders	(2,138)	(1,917)	(1,122)
Draw on line of credit	650	5,000	2,300
Principal payment on line of credit	—	(1,000)	(2,300)

Net cash provided by (used in) financing activities	(1,488)	2,083	(1,122)

Increase (decrease) in cash	88	(412)	860
Cash at beginning of year	458	870	10

Cash at end of year	$546	458	870

Supplemental disclosure of cash flow information:
Interest paid	$3,048	2,358	1,873

Federal income taxes paid	$12,725	10,100	8,194

See notes to Consolidated Financial Statements and accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule III — Supplementary Insurance Information

		Liability for
		Unpaid					Amortization
	Deferred	Losses and				Losses and	of Deferred
	Policy	Loss			Net	Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Adjustment	Acquisition	Underwriting	Premiums
	Costs	Expenses	Premiums	Premiums	Income	Expenses	Costs	Expenses	Written
	(In thousands)

Year ended December 31, 2007
Property and casualty	$23,821	269,739	113,314	212,458	—	125,568	53,366	15,373	199,512
Investing	—	—	—	—	—	—	—	—	—
Other (including Exited Lines)	515	9,514	1,331	5,104	22,081	349	1,864	1,625	4,292
Unallocated	—	—	—	—	—	—	—	1,282	—

Total	$24,336	279,253	114,645	217,562	22,081	125,917	55,230	18,280	203,804

Year ended December 31, 2006
Property and casualty	$25,911	241,511	125,012	215,510	—	132,564	52,623	16,231	243,850
Investing	—	—	—	—	19,372	—	—	—	—
Other (including Exited Lines)	1,004	9,161	2,608	3,482	—	2,916	1,781	(63)	4,069
Unallocated	—	—	—	—	—	—	—	875	—

Total	$26,915	250,672	127,620	218,992	19,372	135,480	54,404	17,043	247,919

Year ended December 31, 2005
Property and casualty	$20,021	199,633	93,467	176,404	—	117,864	42,326	14,212	187,033
Investing	—	—	—	—	14,487	—	—	—	—
Other (including Exited Lines)	628	12,014	2,164	1,226	—	482	609	14	2,486
Unallocated	—	—	—	—	—	—	—	237	—

Total	$20,649	211,647	95,631	177,630	14,487	118,346	42,935	14,463	189,519

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule IV — Reinsurance

		Ceded to	Assumed from		Percentage of
		Other	Other	Net Premium	Assumed to
	Direct	Companies	Companies	Written	Net
	(In thousands)

Year ended December 31, 2007	$232,947	(34,542)	5,399	203,804	2.6%

Year ended December 31, 2006	$278,460	(35,117)	4,576	247,919	1.8%

Year ended December 31, 2005	$212,953	(26,645)	3,211	189,519	1.7%

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule V — Valuation and Qualifying Accounts

		Additions
		Charged/
	Balance at	(Credited) to	Charged to		Balance at
	Beginning of	Costs and	Other	Deductions	End of
	Period	Expenses	Accounts	(1)	Period

Year ended December 31, 2007
Allowance for uncollectible:
Premiums in course of collection	$156	(9)	—	5	142

Reinsurance	$4,141	17	—	787	3,371

Year ended December 31, 2006
Allowance for uncollectible:
Premiums in course of collection	$58	98	—	—	156

Reinsurance	$1,285	2,856	—	—	4,141

Year ended December 31, 2005
Allowance for uncollectible:
Premiums in course of collection	$79	(10)	—	11	58

Reinsurance	$1,285	—	—	—	1,285

(1)	Deductions include write-offs of amounts determined to be uncollectible.

See accompanying report of independent registered public accounting firm.

PROCENTURY CORPORATION AND SUBSIDIARIES

Schedule VI — Supplemental Information Concerning Property —
Casualty Insurance Operations

	Liability for	Discount,	Loss and Loss Adjustment
	Unpaid Losses	if Any,	Expenses (Benefits) Incurred		Paid Losses and
	and Loss	Deducted	Related to		Loss
	Adjustment	from	Current	Prior	Adjustment
	Expenses	Reserves	Period	Periods	Expenses

Year ended December 31, 2007	$279,253	—	134,981	(9,064)	102,095

Year ended December 31, 2006	$250,672	—	136,583	(1,103)	95,111

Year ended December 31, 2005	$211,647	—	112,946	5,400	67,898

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements occurred with accountants on any accounting or financial disclosure or auditing scope or procedure during 2007.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

As of the end of the period covered by this report, ProCentury carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (“Disclosure Controls”).

Our management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within ProCentury have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon ProCentury’s controls evaluation, the CEO and CFO have concluded that as of December 31, 2007, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to the material weakness described below.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ProCentury;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of ProCentury are being made only in accordance with authorization of management and directors of ProCentury; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment and those criteria, management has concluded that ProCentury’s internal control over financial reporting was not effective as of December 31, 2007 due to the material weakness described below.

Our monitoring and review controls for determining our assumptions for projected cash flows for asset-backed securities in connection with our assessment of other than temporary impairment did not operate effectively. As a result, these controls failed to detect that insufficient consideration was given to current information and events that a market participant would use in determining the fair value of the investments. This material weakness resulted in a material adjustment to the net realized investment losses in our preliminary 2007 annual consolidated financial statements which was corrected prior to issuance.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by the Company’s independent registered public accounting firm, whose report is included in this Annual Report on Form 10-K.

(c)	Additional Information on Controls over the Valuation of Investments

Our internal control over financial reporting resulted in the appropriate identification of those securities that had characteristics of a security that needed to be evaluated as other than temporarily impaired. Once these securities were appropriately identified, management analyzed the securities by updating the cash flow models applicable to the securities to determine whether the security was projected to meet the future cash flow projections relating to its principal and interest payment obligations. Using consistent methodology and assumptions that had been used in the past, management consistently assessed impairments resulting from adverse changes in cash flows and from our ability and intent to hold these securities. After the foregoing steps were completed, it was then determined that, in light of the current turmoil in the credit markets, management should have used more current data when analyzing securities backed by subprime mortgage assets (“subprime bonds”). An evaluation of this type is highly subjective and was especially difficult to support in light of the current turmoil and uncertainty in the capital markets. This weakness in controls over financial reporting only pertained to securities in our portfolio backed by subprime bonds, which had an aggregate fair market value at December 31, 2007 of $4.9 million, representing 1.1% of our total invested assets.

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To address the material weakness described above, management completed additional analysis using more current data and will implement these enhancements in our internal control over financial reporting that are designed to ensure that we continue to perform such analysis on a quarterly basis. Management believes that these steps will remediate the material weakness.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding Directors

Board of Directors

Our board of directors currently consists of seven members, Messrs. Feighan, Fix, Maffett, Southworth, Timm, Weiler and Woodward. Until July 2007, Michael J. Endres also served as a member of our board of directors.

Edward F. Feighan, age 60, has been our Chairman, President and Chief Executive Officer since October 2003. From September 1998 until May 2003, Mr. Feighan was Managing Partner of Alliance Financial, Ltd., a merchant banking firm specializing in mergers and acquisitions. He has served as a director of ProCentury and its insurance company subsidiaries from 1993 to 1996 and from 2000 to the present. Mr. Feighan has served as our Special Counsel at times during the past five years.

Robert F. Fix, age 61, has served as our director since October 2000. Mr. Fix has served as Vice Chairman of the Richmond Mutual Bancorporation, Inc. and the Vice Chairman of its primary subsidiary, First Bank Richmond NA since 2002. Mr. Fix serves as Chairman of the Board of American Trust FSB, also a subsidiary of the Richmond Mutual Bancorporation. He served as President and Chief Executive Officer of the holding company from 1998 to 2006, and served as President and Chief Executive Officer of First Bank Richmond from 1989 to 2002.

Jeffrey A. Maffett, age 59, has served as our director since October 2000. Mr. Maffett has been Chairman, President and Chief Executive Officer of Oculina Bank, a subsidiary of Colonial Banc Corp. of Eaton, Ohio, since November 2003. He has also has been Chairman of Colonial Banc Corp. since 2002. He was President and Chief Executive Officer of Eaton National Bank & Trust Co., a subsidiary of Colonial Banc Corp., from 1989 to 2003.

Press C. Southworth III, age 60, has served as our director since April 2004. Mr. Southworth has served as Executive Director of Opera Columbus since July 2006 and he was a partner of PricewaterhouseCoopers LLP from 1998 until he retired in 2001.

On September 19, 2007, the U.S. Securities and Exchange Commission (the “SEC”), issued an Order Instituting Public Administrative Proceedings Pursuant to Rule 102(e) of the SEC’s Rules of Practice, Making Findings and Imposing Remedial Sanctions (the “Order”), against Press C. Southworth III. The Order finds that Mr. Southworth, a retired partner at PricewaterhouseCoopers LLP, engaged in improper professional conduct in connection with the 1998 audit of National Century Financial Enterprises, Inc. (“NCFE”), a healthcare financing company. Although Mr. Southworth is no longer a certified public accountant and does not practice before the SEC, the order denies him the privilege of appearing or practicing before the SEC as an accountant, with a right to apply for reinstatement after two years. Mr. Southworth consented to the issuance of the Order without admitting or denying any of the SEC’s findings.

Christopher J. Timm, age 51, has served as Executive Vice President and President of Century since May 2003. Since March 2000, he has served as our director and Vice President and a senior officer and director of most companies within the Century Insurance Group.

Alan R. Weiler, age 74, has served as our director since April 2004. Mr. Weiler is a Vice President of Sky Insurance and previously served as Chairman of Archer-Meek-Weiler Agency, Inc., an insurance agency specializing in commercial and personal insurance, bonding, risk management and risk financing alternatives from 1999 until 2007. He also served as President of Archer-Meek-Weiler Agency, Inc. from 1970 until 1999. Mr. Weiler serves as a director of Glimcher Realty Trust.

Robert J. Woodward, Jr., age 66, has served as our director since April 2004. Mr. Woodward served as Executive Vice President and Chief Investment Officer of Nationwide Mutual Insurance Company from 1995 until his retirement in 2002. Mr. Woodward is a director of Duke Realty Co.

Committees of the Board of Directors

The board of directors has a standing audit committee, compensation committee and nominating and corporate governance committee, each of which operates under a written charter. Current copies of these charters are available to shareholders on our website, www.procentury.com, under “Governance Documents.” Each director serving as a member on a board committee is, or was, in the case of Mr. Endres, an “independent director” within the meaning of the NASDAQ’s listing standards applicable to such members and under each committee’s charter.

Audit Committee.  The audit committee assists the board of directors in fulfilling its oversight responsibilities for the integrity of our accounting, reporting and financial control practices. The audit committee:

•	reviews the qualifications of the independent registered public accounting firm;

•	selects and engages the independent registered public accounting firm;

•	reviews and approves the plan, fees and results of audits;

•	reviews our internal controls; and

•	considers and pre-approves any non-audit services proposed to be performed by the independent registered public accounting firm.

The members of the audit committee are Messrs. Southworth (chairman), Fix and Woodward. In October 2007, Mr. Weiler discontinued his service on the audit committee, and Mr. Fix joined the audit committee. Our board of directors has determined that Mr. Southworth meets the requirements for an audit committee financial expert under Item 401 of Regulation S-K promulgated under the Securities Act of 1933.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that addresses our commitment to honesty, integrity and the ethical behavior of our employees, officers and directors. This code governs the actions and working relationships of our employees, officers and directors, including the chief executive officer, chief financial officer, controllers, treasurer and chief internal auditor, if any, of ProCentury, with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media, and anyone else with whom we have or may have contact. Only the board of directors or one of its committees may waive any provision of the code with respect to an executive officer or director. This code is posted on our website, www.procentury.com, under “Governance Documents,” and any amendment of the code or waiver of its provisions with respect to an executive officer or director will be promptly disclosed on the website and as otherwise may be required by rule or regulation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and owners of more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities of ProCentury. Executive officers, directors and owners of more than 10% of the common shares are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that a Form 4 was filed on July 3, 2007 by each of Messrs. Endres, Fix, Maffett, Southworth, Weiler and Woodward to report the receipt of an option to purchase 2,000 common shares on June 1, 2007 due to an administrative error.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion and analysis should be read in conjunction with the information presented in the compensation tables, the footnotes to those tables and the related disclosures appearing elsewhere in this document.

The compensation and benefits payable to the Company’s executive officers are established by or under the supervision of the compensation committee of the Company’s board of directors (the “Committee”). The Committee consists of three members, each of whom is an independent director within the meaning of the NASDAQ’s listing standards, a disinterested director within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, and a “non-employee director” within the meaning of Section 162(m) of the Internal Revenue Code.

The Committee has established a compensation philosophy for the Company and its subsidiaries designed to attract, retain, motivate and reward the Company’s associates in relation to their achievements. The Committee’s goal is to provide compensation opportunities within a median market range for similarly sized, specialty insurance companies that support the Company’s operational plan and strategy. The Committee endeavors to structure compensation that will (i) enable the Company to attract and retain candidates with appropriate skill levels and work ethic and (ii) differentiate salary levels and incentive awards based on individual and Company performance.(1) There is no pre-established policy or target for the allocation between either cash and non-cash or short-term or long-term compensation. Rather, the Committee reviews information provided by its compensation consultant to determine the appropriate level and mix of compensation.

The Committee strives to establish total executive compensation that is commensurate with a peer group of companies established by the Committee with advice from a compensation consultant retained by the Committee. The Committee also looks to the peer group comparison and consultant recommendations with respect to the amount of each element of compensation that is paid to each executive. The peer group, consisting of 16 companies, includes some, but not all of the companies in the S&P Property & Casualty Index, some, but not all of the companies in the SNL Insurance Property and Casualty Index, a mix of excess and surplus lines insurance companies, other specialty lines insurance companies of approximately the same size as the Company, measured by market capitalization, and companies with similar performance as the Company, measured by return on equity. The Committee believes that including a peer group with this mix of attributes appropriately captures the kinds of companies that the Company must compete with in the hiring and retaining of executive employees.

The executive compensation setting process generally begins with the Committee’s compensation consultant advising senior management and the Committee of any recommended changes to the peer group. Generally, Edward F. Feighan, the Company’s Chairman of the Board, President and Chief Executive Officer, then makes recommendations to the Committee regarding all elements of suggested compensation for the Company’s executive officers, other than himself and Christopher J. Timm, the Company’s Executive Vice President. These recommendations are based on guidance from the Committee to the effect that the Company’s executive compensation should be in the median range of companies in the peer group, and such individual’s responsibilities and individual and Company performance. In establishing executive compensation for Mr. Feighan and Mr. Timm, the Committee has treated the two executives on a combined basis. In addition to assessing Company and individual performance, the Committee measures their combined compensation relative to the combined compensation of the top two executives at the peer companies, instead of comparing Mr. Feighan’s compensation to the peer company’s CEO compensation and Mr. Timm’s compensation to the peer companies’ COO compensation.

Elements of Compensation

The elements of the Company’s executive compensation consist of base salary, cash incentives, long-term executive compensation in the form of stock options, restricted shares, retirement benefits in the form of a qualified defined contribution plan, and life insurance, health insurance and other customary fringe benefits.

Base Salary

As noted above, in establishing base salaries for the Company’s executive officers, the Committee considers the ranges of salaries offered by companies in the peer group established by the Committee and obtains recommendations of the Committee’s compensation consultant and management in order to set base salary amounts in the median range of the peer group companies.(2) Each of the Company’s executive officers has an employment agreement with the Company that provides that base salary may not be an amount less than that specified in the agreement. For 2007, the base salaries were established as follows:

2007
Name	Base Salary

Edward F. Feighan	$384,000
Erin E. West	$243,000
Christopher J. Timm	$364,000
Greg D. Ewald	$295,000
James P. Flood	$275,000

The base salaries actually paid to the named executive officers in 2007 increased over their 2006 base salaries as illustrated in the following table.

	2007	2006
	Salaries	Salaries
Name	Paid ($)	Paid ($)	% Increase

Edward F. Feighan	384,000	313,231	23%
Erin E. West	239,054	227,783	5%
Christopher J. Timm	364,000	293,231	24%
Greg D. Ewald	293,081	245,100	20%
James P. Flood	258,318	230,209	12%

In 2006, at the request of the executives, the Committee directed its compensation consultant to evaluate the competitiveness of the compensation of Messrs. Feighan and Timm and determined that the total compensation opportunity for them was meaningfully below the middle of the range of the appropriate peer group. If the two executives were to be viewed individually, both Messrs. Feighan’s and Timm’s total compensation would fall below the median of the peer group. Accordingly, their annualized base salaries were each increased by $100,000 in September 2006. The increase in 2007 base salary compared to 2006 base salary reflected in the Summary Compensation Table is a result of their salary increases being in effect for the last four months of 2006 compared to the full twelve months in 2007. The base salary for James P. Flood has been set by the Committee at $275,000, effective September 1, 2007 based on his promotion from Senior Vice President of Claims to Senior Vice President of Operations. The Committee believes that the base salaries of the Company’s executives, measured against the range of base salaries paid by the peer group, are reasonable in light of the Company’s performance in 2007 relative to return on average equity, growth in net income and growth in book value.

Annual Cash Incentives

In connection with the Company’s Initial Public Offering in 2004, the Company established the ProCentury Corporation Annual Incentive Plan. The purpose of the Plan is to advance the Company’s interests and its shareholders’ interest by providing certain corporate officers and key employees with annual incentive compensation that is tied to the achievement of pre-established and objective performance goals. Under the Annual Incentive Plan, each executive is provided a target award, which represents a percentage of the executive’s base salary. The bonus targets are 50% of base salary for Mr. Feighan and Mr. Timm and 40% of base salary for Ms. West, Mr. Ewald and Mr. Flood. Generally, executives are entitled to receive the target amount if they achieve a pre-established return on average equity objective established by the Committee. The Committee has selected return on average equity as the appropriate objective in order to encourage executives to manage and allocate the Company’s capital to products that generate competitive returns on equity thereby enhancing the potential for appreciation in shareholder value. In addition, achievement of return on average equity in excess of the threshold can permit the executive to receive an award equal to up to 150% of the bonus target.

In 2007, each executive had the opportunity to earn 100% of his or her bonus target by achieving a 13% return on average equity. In order to receive any performance based incentive compensation, the Company must achieve at least a 6% return on average equity. The actual bonus payouts for 2007 represented 136% of the executives’ bonus targets based on a determination that the Company’s achievement of a 16.3% return on average equity was Outstanding Performance as defined in the Annual Incentive Plan.

Equity Compensation

Under the Company’s 2004 Stock Option and Award Plan, the Company may grant incentive stock options, nonqualified stock options and restricted share awards to the Company’s executive officers. The Committee believes that nonqualified stock options and restricted shares, with performance vesting elements, are the most appropriate means of rewarding the Company’s executives based on increases in the price of the Company’s common shares. In 2007, the Company made the restricted share grants set forth in the Grants of Plan-Based Awards for Fiscal Year 2007 Table. The restricted share awards have a combination of time and performance-based vesting. The grants are subject to a four-year vesting schedule if certain performance metrics are satisfied; 25% of the shares will vest on each anniversary of the date of grant if an average target return on average equity of 10% for the two fiscal years preceding the vesting date has been achieved. As with the target bonuses, the Committee has selected return on average equity as the appropriate performance objective in order to encourage executives to manage and allocate the Company’s capital to products that generate competitive returns on equity thereby enhancing the potential for appreciation in shareholder value, in this case, over a longer term of two years to trigger vesting. In addition, because the value of the award increases as the Company’s common shares gain value, these awards provide further motivation to executives to increase shareholder value. The Company achieved an average return on average equity for 2006 and 2007 in excess of 10%; accordingly, 25% of the restricted shares granted in 2007 will vest on the anniversary of the grant date in 2008.

In determining the number of shares to be subject to the equity award for each executive officer, the Committee considered peer group data for equity awards to officers in similar positions, the aggregate percentage of ownership of the Company’s common shares held by such executive as a result of equity awards granted in prior years and individual performance and responsibility levels. The Committee’s consideration of the peer group data included both the relative value of equity awards made to peer group executives and the percentage of such company’s equity represented by the award. The Committee also considered, on an individual basis, the extent to which the size of the award would provide a sufficient incentive to the executive to strive for Company performance that would cause the award to vest.

The Committee believes that the structure, number of shares subject to the equity awards, and relative proportion of the equity awards to each executive’s total compensation granted in 2007 provide appropriate incentive to its executives to achieve the Company’s long-term performance goals and increased returns to shareholders, and to retain such employees over the vesting period.

Prior to 2007, the Committee approved equity awards with a grant date of the first business day of the next succeeding month in order to facilitate and simplify the administration of and accounting for the awards. Beginning in 2007, the Company has implemented a practice of granting equity awards at a Committee meeting shortly after the announcement of year-end earnings, with the grants effective on the day they are approved (using the closing stock price on that date as the exercise price for options).

Other Benefits

The Company has established a 401(k) plan for its employees pursuant to which the Company makes, discretionary matching contributions equal to 50% of each participant’s contribution of up to 6% of base salary, not to exceed 3% of the participants’ salary. In addition, the employment agreements for each of the Company’s executive officers provides for participation in health, disability and other insurance plans, whole life insurance in the case of Messrs. Feighan, Timm, Flood and Ms. West, sick leave, reasonable vacation time and other customary fringe benefits. The Company does not provide a company car or car allowance, reimbursement for club dues or other perquisites.

The company has a deferred compensation plan, however no contributions have been made to it since the plan’s adoption in 2003. The purpose of the plan is to allow the Company’s key employees and directors to elect to defer portions of their compensation and to allow discretionary contributions by the Company on behalf of selected participants for future payment to the participants or their beneficiaries. The board of directors or the compensation committee determines the participation and benefits of key employees.

Summary Compensation Table

The following table sets forth information concerning the total compensation received for services rendered to the Company during 2007 by the Company’s chief executive officer, chief financial officer and its three other executive officers, all of whom are referred to as named executive officers.

							(h)
						(g)	Change
						Non-	in Pension
				(e)	(f)	Equity	Value and
				Stock	Option	Incentive	Nonqualified	(i)
		(c)	(d)	Awards	Awards	Plan	Deferred	All Other	(j)
(a)	(b)	Salary	Bonus	($)	($)	Compensation	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	(1)	(1)	($) (2)	Earnings ($)	($) (3)	($)

Edward F. Feighan	2007	384,000	—	243,996	15,700	261,120	—	12,724	917,540
Chairman of the Board, President and Chief Executive Officer	2006	313,231	—	180,994	48,735	206,732	—	32,985	782,677
Erin E. West	2007	239,054	—	70,656	14,079	134,878	—	12,451	471,118
Chief Financial Officer and Treasurer	2006	227,783	—	21,735	14,755	116,600	—	10,473	391,346
Christopher J. Timm	2007	364,000	—	216,376	15,700	247,520	—	24,863	868,459
Executive Vice President, Secretary and Director	2006	293,231	—	162,414	48,735	193,532	—	21,885	719,797
Greg D. Ewald	2007	293,081	—	92,712	13,411	160,480	—	10,130	569,814
Senior Vice President of Underwriting of Century Surety Company	2006	245,100	—	81,235	26,988	129,413	—	9,922	492,658
James P. Flood
Senior Vice President of Operations(4)	2007	258,318	—	61,712	17,560	139,424	—	7,950	484,964

(1)	The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007, in accordance with FAS 123(R) of restricted share and stock option awards, respectively, granted pursuant to the Company’s 2004 Stock Option and Award Plan, and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in footnote ‘‘(9) Employee Benefits” to the Company’s audited financial statements for the fiscal year ended December 31, 2007.

(2)	The amounts in column (g) reflect the cash awards to the named individuals under the ProCentury Corporation Annual Incentive Plan. Of these amounts, $69,120, $35,703, $65,520 , $42,480 and $36,906 was paid to each of Mr. Feighan, Ms. West, Mr. Timm, Mr. Ewald and Mr. Flood, respectively, on March 6, 2008 in the form of common shares issued under the Stock Option and Award Plan based on the per share price on such date of $18.16. See Footnote (2) of the “Grants of Plan-Based Awards for Fiscal Year 2007” Table.)

(3)	Amounts in column (i) include matching contributions to the company’s 401(k) plan, the value of life insurance premiums and dividends on shares of unvested restricted stock. Matching contributions to the company’s 401(k) plan were $6,750, $7,172, $5,670, $6,750, and $6,750 for Mr. Feighan, Ms. West, Mr. Timm, Mr. Ewald and Mr. Flood, respectively. In 2007 whole life insurance was available to Mr. Feighan, Ms. West and Mr. Timm. Pursuant to terms of their employment contracts, they may elect to have the Company pay the insurance premiums on their behalf, or they may elect to receive an amount equal to the premium in cash. For Ms. West and Mr. Feighan, the other compensation amounts also include cash amounts equal to the premiums on whole life insurance; Mr. Timm elected to receive a term insurance policy having a premium amount of $14,043. In 2007, Mr. Feighan, Ms. West, Mr. Timm, Mr. Ewald and Mr. Flood received $5,974, $1,800, $5,150, $3,380 and $1,200, respectively, from dividends on shares of restricted stock that have not yet vested.

(4)	Mr. Flood became an executive officer in November 2007.

Executive Agreements

The Company entered into employment agreements with each of Messrs. Feighan and Timm in December 2003, with Ms. West in February 2006 and with Mr. Flood in November 2007. The Company’s subsidiary, Century Surety Company (“Century”), entered into an employment agreement with Mr. Ewald in August 2004. Minimum base salaries under the agreements are currently $384,000, $243,000, $364,000, $295,000 and $275,000 for Mr. Feighan, Ms. West, Mr. Timm, Mr. Ewald and Mr. Flood, respectively. The agreements also provide for other customary executive benefits, including:

•	participation in retirement or welfare benefit plans, if any;

•	health, disability and other insurance plans;

•	whole life insurance, in the case of Messrs. Feighan, Timm and Flood, and Ms. West;

•	sick leave;

•	reasonable vacation time; and

•	other benefits as may be approved by the Company’s board of directors or compensation committee on a case-by-case basis for proper business purposes.

The agreements with Mr. Feighan, Ms. West, Mr. Timm, Mr. Ewald and Mr. Flood also provide for annual performance based cash incentive bonuses of up to 50%, 40%, 50%, 40% and 40% of their respective base salaries in accordance with the Company’s Annual Incentive Plan described below.

Pursuant to the employment agreements, the Company granted to each of Messrs. Feighan and Timm 25,300 restricted common shares and nonqualified stock options to purchase 49,800 common shares at the time of closing the Company’s initial public offering of its common shares (the “IPO”). Pursuant to Mr. Ewald’s agreement, he received 29,750 restricted common shares and nonqualified stock options to purchase 20,000 common shares. Ms. West was granted a nonqualified stock option to purchase 10,000 common shares at the time of the IPO. Mr. Flood was granted a nonqualified stock option to purchase 15,000 common shares at the time of the IPO. Each of the above mentioned restricted share and stock option grants are subject to service-based vesting.

The options have an exercise price equal to the initial public offering price of $10.50 and for Messrs. Feighan, Timm and Ewald, vest as to 1/36 of the shares subject to the option. For Ms. West and Mr. Flood 1/48 of the shares subject to the option vest each month following the grant date during which the executive officer has provided service to the Company. All options will become fully exercisable for a period of not less than 30 days, and all unvested shares available pursuant to the options, if any, will become fully vested, upon the termination of employment by reason of death, discharge by the Company other than for cause, or, in the case of Messrs. Feighan, Timm and Flood and Ms. West, the officer’s resignation for good reason. The restricted shares held by Messrs. Feighan and Timm vest as to 1/48 of the total shares awarded each month following the grant date during which the executive officer has provided service to the Company. The restricted shares held by Mr. Ewald vest as to 1/5 of the total shares awarded each year following the grant date during which the executive officer has provided service to Century.

The employment agreements may be terminated at any time upon the mutual agreement of the Company (Century in the case of Mr. Ewald) and the officer, and will automatically terminate upon his or her death. The Company (or Century) may terminate the employment agreements at any time, without cause, upon 30 days prior written notice to the officer or for cause immediately upon written notice of termination to the officer. Each officer may terminate his or her employment agreement at any time without good reason upon 30 days prior written notice to the Company (or Century) or, in the case of Messrs. Feighan, Timm and Flood and Ms. West, for good reason upon 15 days prior written notice, provided that each officer will not resign if, prior to the expiration of the 15 day notice period, the Company causes the facts or events giving rise to the good reason to no longer exist. If the officer’s employment agreement is terminated:

•	by the Company (or Century) for cause, by the resignation of the officer, other than for good reason, or if the officer’s employment is terminated by death, he or she or his or her estate will be entitled to receive:

•	any earned but unpaid base salary through the effective date of termination;

•	any award under the Company’s annual incentive plan which was awarded prior to the effective date of termination;

•	in the case of Mr. Ewald, a pro-rata portion of his service-based, IPO restricted shares based on the number of months from the date of grant through the termination date divided by 60, and

•	if the officer’s employment is terminated by death, his or her estate will be entitled to receive:

•	continued payment of his or her base salary for 90 days following his or her death;

•	an amount equal to the maximum bonus that he or she could have been awarded under the Company’s annual incentive plan for the current performance year divided by the number of days in the current performance year occurring prior to and including the date of his death; and

•	continued benefits for 90 days following his or her death; or

•	by the Company (or Century) other than for cause or, in the case of Messrs. Feighan, Timm, and Flood or Ms. West, if he or she resigns for good reason, he or she will be entitled to receive:

•	any earned but unpaid base salary through the date of such termination;

•	any award under the Company’s annual incentive plan that was awarded prior to the effective date of termination;

•	continued payment of his or her base salary for 12 months following the date of termination;

•	in the case of Messrs. Feighan, Timm, and Flood and Ms. West, the maximum bonus that he or she could have been awarded under the Company’s annual incentive plan for the current performance year; and

•	continued benefits for 12 months following the date of termination.

Under the agreements for Messrs. Feighan, Timm and Flood and Ms. West, if a change in control occurs, as defined in the agreement, and within the 12 months following a change of control, the Company discharges the officer other than for cause or if the officer resigns for good reason, he or she will be entitled to receive within 30 days of his or her termination of employment:

•	any earned but unpaid base salary through the date of termination;

•	any award under the Company’s annual incentive plan that was awarded prior to the effective date of termination;

•	the product of two times, or one times in the case of Ms. West and Mr. Flood, his or her then current base salary at the date of termination;

•	the product of two times the maximum bonus that he or she could have been awarded under the Company’s annual incentive plan; and

•	the officer will be entitled to continued benefits for 24 months, or 12 months in the case of Ms. West and Mr. Flood, following the date of termination.

Each officer has agreed not to compete with the Company (or Century) or solicit its employees during the term of his or her employment agreement and for a period of 12 months following termination of the employment agreement or, if longer, the entire period for which the officer is entitled to payments of base salary, bonus or other incentive awards or other benefits, other than payments and benefits the officer would be entitled to receive in the event of a change in control.

Annual Incentive Plan

In December 2003, the Company’s board of directors adopted and its shareholders approved the Company’s Annual Incentive Plan, which was amended and restated in November 2007 to incorporate certain changes to comply with recent changes in applicable tax laws. The purpose of the Annual Incentive Plan is to advance the Company’s interests and its shareholders’ interest by providing certain corporate officers and key employees with annual incentive compensation that is tied to the achievement of pre-established and objective performance goals. Prior to each performance period, the compensation committee designates, subject to approval by the Company’s board of directors, the employees who will be participants of the plan for the performance period and the target incentive award for each participant.

Payment of incentive awards is made in a cash lump sum payment, or at the discretion of the compensation committee, in common shares equal to the fair market value of the amount of the incentive award, provided that a participant’s incentive award determined for any performance period may not exceed 150.0% of the participant’s target award without board approval. Payment of any amount of incentive award in excess of 150.0% of the target award will be made in common shares or other property unless the board determines otherwise.

2004 Stock Option and Award Plan

In December 2003, the Company’s board of directors adopted and its shareholders approved the Company’s 2004 Stock Option and Award Plan. The purpose of this plan is to promote the commonality of the interests of the Company’s employees, directors and consultants with the interest of its shareholders for the Company’s increased growth, value and profitability and to attract, retain and reward its employees and consultants. The plan provides for a variety of awards, including incentive or nonqualified stock options, restricted shares, restricted share units, performance units, appreciation rights or any combination of the foregoing. The plan is administered by the Company’s board of directors, or the compensation committee, which have the authority to determine the terms, conditions and restrictions applicable to each award.

In the event of a change in control, the acquiring corporation may either assume the Company’s rights and obligations under outstanding awards or substitute substantially equivalent options for the acquiring corporation’s shares. In the event the acquiring corporation does not assume or substitute for the outstanding awards, the unexercisable portion of any outstanding awards will be immediately exercisable in full as of the date ten days prior to the effective date of the change in control. Any award that is neither (1) assumed, nor substituted for, by the acquiring corporation, nor (2) exercised as of the date of the change in control will terminate and cease to be outstanding effective as of the date of the change in control.

401(k) Plan and Trust

The Company has established a 401(k) plan for its employees that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Generally, all employees are eligible to participate in the 401(k) plan on the first day of the month following completion of three months of service. Employer matching and discretionary profit-sharing contributions vest after three years of service. Eligible employees electing to participate in the 401(k) plan may defer from one percent of their compensation up to the statutorily prescribed limit, on a pre-tax basis, by making a contribution to the plan. The Company currently makes discretionary matching contributions equal to 50% of each participant’s contribution of up to 6% of the participant’s salary, not to exceed 3% of the participant’s compensation.

Grants of Plan-Based Awards for Fiscal Year 2007

The following table sets forth information with respect to the grants of plan-based awards to the named executive officers during the year ended December 31, 2007.

									All	All
									Other	Other
									Stock	Option
									Awards:	Awards:	Exercise
									Number	Number of	or Base	Grant
			Estimated Future Payouts Under			Estimated Future Payouts Under Equity Incentive Plan Awards			of Shares	Securities	Price of	Date
			Non-Equity Incentive Plan Awards(1)					Maximum	of Stock	Underlying	Option	Fair
	Approval	Grant	Threshold	Target	Maximum	Threshold	Target	(# Shares)	or Units	Options	Awards	Value
Name	Date	Date	($)	($)	($)	(# Shares)	(# Shares)	(2)	(#)	(#)	($/Sh)	($)

Edward F. Feighan	03/07/07	03/07/07	28,800	192,000	288,000			11,250				224,663
Erin E. West	03/07/07	03/07/07						7,500				149,775
			14,343	95,622	143,432
Christopher J. Timm	03/07/07	03/07/07						9,375				187,219
			27,300	182,000	273,000
Greg D. Ewald	03/07/07	03/07/07						2,500				49,925
			17,585	117,232	175,848
James P. Flood	03/07/07	03/07/07						2,500				49,925
	11/14/07	11/14/07						5,000				76,000
			14,915	99,435	149,152

(1)	For the fiscal year ended December 31, 2007, Mr. Feighan, Ms. West, Mr. Timm, Mr. Ewald and Mr. Flood had the opportunity to receive target incentive compensation payments of up to 50%, 40%, 50%, 40% and 40% of their respective base salaries under the Company’s Annual Incentive Plan and the terms of the executive’s employment agreement. Executives are entitled to receive the target amount if the Company achieves a pre-established return on average equity objective established by the compensation committee. Achievement of return on average equity in excess of the threshold can permit the executive to receive an award equal to up to 150% of the bonus target. In 2007, each executive had the opportunity to earn 100% of his or her bonus target by achieving a 13% return on average equity. In order to receive any performance based incentive compensation, the Company must achieve at least a 6% return on average equity. The actual bonus payouts for 2007 represented 136% of the executives’ bonus targets based on a determination that the Company’s achievement of a 16.3% return on average equity was Excellent Performance as defined in the Annual Incentive Plan. Payment of incentive awards is made in a cash lump sum payment, or at the discretion of the compensation committee, in common shares equal to the fair market value of the amount of the incentive award. Of these amounts, $69,120, $35,703, $65,520 , $42,480 and $36,906 was paid to each of Mr. Feighan, Ms. West, Mr. Timm, Mr. Ewald and Mr. Flood, respectively, on March 6, 2008 in the form of common shares issued under the Stock Option and Award Plan based on the per share price on such date of $18.16.

(2)	On March 3, 2007 Mr. Feighan, Ms. West, Mr. Timm, Mr. Ewald and Mr. Flood were awarded 11,250, 7,500, 9,375, 2,500 and 2,500 performance-based restricted shares, respectively, under the 2004 Stock Option and Award Plan. The shares are subject to a four-year vesting schedule in which 25% of the shares will vest on each anniversary of the date of grant if a target return on equity for the two fiscal years preceding the vesting date is achieved. The closing stock price on the grant date was $19.97. Additionally, because of his promotion to Senior Vice President, Operations, Mr. Flood was awarded 5,000 performance-based restricted shares on November 14, 2007. These restricted shares are subject to the same performance vesting criteria described above. The closing stock price on the date of the grant was $15.20.

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2007

The following table sets forth information with respect to the value of options and restricted stock held by the named executive officers on December 31, 2007.

		Option Awards					Stock Awards
										Equity
										Incentive
				Equity					Equity	Plan Awards:
				Incentive					Incentive	Market
				Plan				Market	Plan Awards:	or Payout
				Awards:				Value of	Number of	Value of
		Number	Number of	Number			Number of	Shares or	Unearned	Unearned
		of	Securities	of Securities			Shares or	Units of	Shares,	Shares,
		Securities	Underlying	Underlying			Units of	Stock	Units or	Units or
		Underlying	Unexercised	Unexercised	Option		Stock That	That	Other Rights	Other Rights
		Unexercised	Options (#)	Unearned	Exercise	Option	Have Not	Have Not	That Have	That Have
		Options (#)	Unexercisable	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Grant Date	Exercisable	(1)	(#)	($)	Date	(#)(2)	($)(3)	(#)(4)	($)(3)

Edward F. Feighan	4/20/2004	49,800	0		$10.50	4/20/2014
	4/20/2004						2,109	32,363
	3/22/2005								9,683	148,626
	9/1/2006								8,799	135,065
	3/7/2007								11,250	172,688
Erin E. West	4/20/2004	10,000	0		$10.50	4/20/2014
	1/3/2006	5,000	5,000		10.64	1/3/2016
	9/1/2006								3,000	46,050
	3/7/2007								7,500	115,125
Christopher J. Timm	4/20/2004	49,800	0		$10.50	4/20/2014
	4/20/2004						2,109	32,363
	3/22/2005								9,000	138,150
	9/1/2006								6,729	103,290
	3/7/2007								9,375	143,906
Greg D. Ewald	4/20/2004	20,000	0		$10.50	4/20/2014
	8/5/2004						11,900	182,665
	1/3/2006	5,000	5,000		10.64	1/3/2016
	9/1/2006								3,000	46,050
	3/7/2007								2,500	38,375
James P. Flood	4/20/2004	15,000	0		$10.50	4/20/2014
	1/3/2006	5,000	5,000		10.64	1/3/2016
	9/1/2006								3,000	46,050
	3/7/2007								2,500	38,375
	11/14/2007								5,000	76,750

(1)	Of the unvested options for Ms. West, Mr. Ewald and Mr. Flood, 1/48 vest each month following the grant date during which the executive officer has provided service to the Company.

(2)	Represents unvested service-based restricted shares granted at the time of the IPO in 2004. Messrs. Feighan and Timm were granted 25,300 service-based restricted shares and Mr. Ewald was granted 29,750 service-based restricted shares at the time of the IPO. Of the unvested shares for Messrs. Feighan and Timm, 1/48 vest each month following the grant date during which the executive officer has provided service to the Company. Of the unvested shares for Mr. Ewald, 1/5 vest annually on August 5.

(3)	The market value of the shares that have not vested is based on the Company’s closing stock price of $15.35 on December 31, 2007.

(4)	Represents unvested performance-based restricted shares, which vest as to 1/4 of the shares subject to the award on the anniversary of the grant date only if the Company’s return on average equity target is met during the two fiscal years preceding the applicable vesting date. Because the return on average equity performance targets were met in 2005 and 2006, 1/4 of the unvested shares granted in each 2005 and 2006 vested on the anniversary of their grant date in 2007. Accordingly, because the Company met its return on average equity target in 2007, another 1/4 of the unvested shares granted in 2005 and 2006 will vest on the anniversary of their grant date in 2008. As of December 31, 2007, no portion of the grants awarded in 2007 had vested; however, because the

2006 and 2007 return on average equity performance objectives were met, the awards granted in 2007 will vest as to 1/4 of the shares on the anniversary of their grant date.

Option Exercises and Stock Vested for Fiscal Year 2007

The following table sets forth information with respect to the value to the named executive officers of restricted shares that vested during 2007. In 2007, none of the named executive officers exercised any options.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares		Value
	Acquired on	Realized on	Acquired on		Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)		Vesting ($)

Edward F. Feighan	—	$—	14,099	(1)	$259,557	(4)(5)
Erin E. West	—	$—	1,000	(2)	14,295	(5)
Christopher J. Timm	—	$—	13,068	(1)	242,074	(4)(5)
Greg D. Ewald	—	$—	6,950	(3)	88,581	(5)
James P. Flood	—	$—	1,000	(2)	14,295	(5)

(1)	For Messrs. Feighan and Timm, the number of shares acquired on vesting includes the monthly vesting of service based restricted stock originally granted in 2004, and annual vesting of performance-based restricted shares originally granted in 2005 and 2006.

(2)	The number of shares acquired on vesting for Ms. West and Mr. Flood includes the annual vesting of performance-based restricted shares originally granted in 2006.

(3)	For Mr. Ewald, the number of shares acquired on vesting includes the annual vesting of service based restricted shares originally granted in 2004 and the annual vesting of performance-based restricted shares originally granted in 2006.

(4)	The value realized on vesting for the service-based restricted shares granted to Messrs. Feighan and Timm is based on the average of the daily high and low stock price on the last trading day of the month in which the shares vested multiplied by the number of shares that vested in each month.

(5)	The value realized on vesting is based on the average of the daily high and low stock price on the day that a portion of the restricted stock vests.

•	The service-based restricted shares granted to Messrs. Feighan and Timm vest on the last day of each month;

•	The service-based restricted shares granted to Mr. Ewald vest annually on the anniversary date of the grant; and

•	The performance-based restricted shares granted to each of the executives vest annually on the anniversary date of the grant.

Post-Employment Compensation

Pension Benefits for Fiscal Year 2007

The Company does not offer a pension plan.

Nonqualified Deferred Compensation for Fiscal Year 2007

No contributions have been made to the deferred compensation plan in any fiscal year since the plan’s adoption in 2003.

Summary of Termination and Change in Control

The following table sets forth information with respect to potential payments that would have been made by the Company to the named executive officers if such officer’s employment was terminated due to certain hypothetical termination events or a hypothetical change in control of the Company as of December 31, 2007. The termination and change in control events triggering such payments are set forth in each executive’s employment agreement, as described above, and in the Annual Incentive Plan and the 2004 Stock Option and Award Plan described in the sections that follow.

Triggering Event	Edward F. Feighan	Erin E. West	Christopher J. Timm	Greg D. Ewald	James P. Flood

Resignation for other than good reason(1)	$261,120	$134,878	$247,520	$198,535	$139,424
Company discharges executive for cause(2)	$261,120	$134,878	$247,520	$198,535	$139,424
Termination other than for cause or resignation for good reason(3)	$1,422,088	$689,263	$1,307,477	$894,215	$728,645
Change in control(4)	$2,094,294	$824,140	$1,949,713	N/A	$868,068
Death(5)	$358,440	$198,088	$1,252,063	$274,468	$210,973

(1)	Represents bonus amounts earned during 2007 but unpaid as of December 31, 2007.

(2)	Represents bonus amounts earned but unpaid as of December 31, 2007. For Mr. Ewald, the amount also includes the value of the automatic vesting of a pro rata number of restricted shares equal to the difference of 41/60 of the entire IPO restricted share award and the number of shares vested as of December 31, 2007, multiplied by the closing stock price of $15.35 on December 31, 2007.

(3)	Amounts include bonus amounts earned during 2007 but unpaid as of December 31, 2007; the product of the 2007 base salary amount multiplied by one; the product of the most current incentive award multiplied by one; the value of continued health insurance benefits for one year; the value of one year of life insurance premiums for Mr. Feighan, Ms. West and Mr. Timm; and the value of all unvested restricted shares for each executive, which will automatically vest, based on a closing stock price of $15.35 on December 31, 2007.

(4)	Amounts include bonus amounts earned during 2007 but unpaid as of December 31, 2007; the product of the 2007 base salary amount multiplied by two for Messrs. Feighan and Timm, and multiplied by one for Ms. West and Mr. Flood; the product of the most current incentive award multiplied by two for Messrs. Feighan and Timm, and multiplied by one for Ms. West and Mr. Flood; the value of continued health insurance benefits for twenty-four months for Messrs. Feighan and Timm, and twelve months for Ms. West and Mr. Flood; the value of two years worth of life insurance premiums for Messrs. Feighan and Timm, and one year for Ms. West and Mr. Flood; and the value of all unvested restricted shares for Mr. Feighan, Ms. West, Mr. Timm and Mr. Flood, which will automatically vest, based on a closing stock price of $15.35 on December 31, 2007.

(5)	If employment terminates on death, the executives’ estates or personal representatives are eligible to receive bonus amounts earned during 2007 but unpaid as of December 31, 2007; an amount equal to the executive’s current base salary for 90 days; and continued benefits under the health insurance plan coverage for 90 days. The amount for Mr. Timm includes the life insurance benefit payable to his estate or personal representative and the amount for Mr. Ewald includes the amount equal to the value of the automatic vesting of a pro rata number of restricted shares equal to the difference of 41/60 of the entire IPO restricted share award and the number of shares vested as of December 31, 2007, multiplied by the closing stock price of $15.35 on December 31, 2007.

In consideration for the receipt of payments described above, each executive must abide by his or her covenant not to compete or solicit. The covenant not to compete or solicit covers a period of twelve months or the entire period he or she is entitled to payments or benefits, other than payments or benefits he or she is entitled to following a change in control, as applicable.

Compensation Committee Report

In accordance with its written charter adopted by the board of directors, the compensation committee oversees the Company’s compensation and employee benefit plans. The compensation committee reviewed and discussed the compensation discussion and analysis for the year ended December 31, 2007 with the Company’s management. Based on discussions with management, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in this annual report.

Compensation Committee
Robert J. Woodward, Jr., Chairman
Jeffrey A. Maffett
Alan R. Weiler

Compensation of Directors

Directors who are also employees receive no compensation for serving as directors, and, during 2007, non-employee directors received a $20,000 annual retainer. Non-employee directors also received $1,000 for each board meeting they attended in person and $500 for each telephonic meeting they attended. The lead director received an additional $5,000 annually.

Non-employee directors serving on the compensation and nominating and corporate governance committees received $750 for each meeting they attended in person and $500 for each telephonic meeting they attended. Audit committee members received $1,500 for each committee meeting they attended in person and $1,000 for each telephonic meeting they attended. The chairman of the audit committee received $5,000 annually. The Company also reimburses all directors for reasonable travel expenses incurred in connection with their service as directors.

The Company’s directors are also eligible to receive additional stock options and awards when, as and if determined by the compensation committee, pursuant to the terms of the 2004 Stock Option and Award Plan. Non-employee directors will receive an option to purchase 1,000 common shares upon initial election to the board of directors and an option to purchase 2,000 shares following each annual shareholder meeting, provided that such non-employee director continues to serve as a director following such meeting. The options will have an exercise price equal to the fair market value on the date of grant and vest as to 1/36 of the total shares awarded at the end of each full month following the grant date during which the director continues as a member of the board of directors.

The following table and footnotes provide information regarding the compensation paid to the Company’s non-employee members of the board of directors in fiscal year 2007.

Summary Compensation Table for Directors for Fiscal Year 2007

		Committee		Total
		Chairman		Fees
	Annual	and Lead	Committee	Earned or
	Cash	Director	Meeting	Paid in	Option	All Other
	Retainer	Retainer	Fees	Cash	Awards	Compensation	Total
Name	(S)	($)	($)	($)	($)	($)	($)

Robert F. Fix	20,000	5,000	8,000	33,000	7,995	0	40,995
Jeffrey A. Maffett	20,000	0	8,500	28,500	7,995	0	36,495
Press C. Southworth III	20,000	5,000	18,500	43,500	7,995	0	51,495
Alan R. Weiler	20,000	0	20,000	40,000	7,995	0	47,995
Robert J. Woodward, Jr.	20,000	0	19,750	39,750	7,995	0	47,745
Michael J. Endres	20,000	0	3,750	23,750	3,099	0	31,745

(1)	On June 1, 2007, each non-employee director was granted an option to purchase 2,000 shares which vest as to 1/36 of the total shares awarded at the end of each full month following the grant date during which the director continues as a member of the board of directors. The values of the options granted to each director are based on a Black-Scholes option pricing model but exclude a forfeiture estimate, based on the assumption that each of the directors will perform the requisite service for the awards to vest. The exercise price of the options is $18.70, which was the fair market value of the shares on the date of grant. The full grant-date fair value of each current director’s option is $12,245 and the full grant-date fair value of Mr. Endres’ option is $2,515, since a portion was forfeited due to his resignation from the board of directors in July 2007.

(2)	Since 2005, each director has been granted the option to purchase 7,000 shares with exercise prices ranging from $10.20 per share to $18.70 per share. As of December 31, 2007 each current director has 4,081 vested options and 2,919 unvested options to purchase common stock and Mr. Endres has 2,912 vested options and forfeited 4,088 unvested options upon his resignation in July 2007.

Changes to the compensation of directors in 2008

In January 2008, the compensation committee evaluated the level of compensation paid to the members of its board of directors, with assistance from its compensation consultant. After considering peer group data and the trend in corporate governance practice to eliminate meeting fees and entirely compensate directors with an annual retainer, the compensation committee determined that, beginning in 2008, all non-employee directors will receive a $40,000 annual retainer and the lead director, chairman of the audit committee and chairman of the compensation committee will each receive an additional annual retainer of $5,000. Additionally, following each annual shareholder meeting, each non-employee director will receive an option to purchase 3,000 of the Company’s common shares, which will vest in full on the first anniversary of the grant date. Beginning in 2008, the per-meeting compensation structure that had been in place previously is no longer applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of common shares of the Company as of March 9, 2008, except as otherwise disclosed in the notes below, by:

•	each person who is known by the Company to own beneficially more than 5% of the outstanding common shares based on a review of filings with the Securities and Exchange Commission (“SEC”);

•	the Company’s Chief Executive Officer and the Company’s other executive officers named in the Summary Compensation Table;

•	the Company’s directors; and

•	the Company’s current executive officers and directors as a group.

Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all common shares set forth opposite their respective names:

	Number of Common
	Shares Beneficially		Percentage
	Owned		Ownership

T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund	1,332,900	(1)	9.9
100 East Pratt Street Baltimore, Maryland 21202
Goldman Sachs Asset Management, L.P.	1,237,825	(2)	9.3
32 Old Slip New York, New York 10005
Wells Fargo & Company	1,181,408	(3)	8.8
420 Montgomery Street San Francisco, California 94104
Dimensional Fund Advisors LP	929,556	(4)	7.0
1299 Ocean Avenue Santa Monica, California 90401
Stonehenge Opportunity Fund, LLC	878,571	(5)(10)	6.7
191 W. Nationwide Boulevard, Suite 600 Columbus, Ohio 43215
Michael J. Endres	52,912	(6)
Greg D. Ewald	68,054	(7)	*
Edward F. Feighan	252,193	(8)	1.8
James P. Flood	36,573	(9)	*
Christopher J. Timm	291,374	(10)	2.1
Erin E. West	36,240	(11)	*
Robert F. Fix	23,001	(12)	*
Jeffrey A. Maffett	7,501	(12)
Press C. Southworth III	8,001	(12)(13)
Alan R. Weiler	20,001	(12)(14)
Robert J. Woodward, Jr.	7,001	(12)
All Current Executive Officers and Directors as a Group (10 persons)	749,939	(15)	5.3

*	Less than 1%

(1)	Information is as of December 31, 2007 and is based on a report on Schedule 13G filed with the SEC on February 14, 2008 by T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc. According to the Schedule 13G/A, T. Rowe Price Associates, Inc. has sole dispositive power with respect to 1,332,900 shares and sole voting power with respect to 195,400 shares. These securities are owned by various individual and institutional investors including T. Rowe Price Small-Cap Value Fund, Inc. (which owns 1,133,200 shares, representing 8.4% of the shares outstanding), which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(2)	Information is as of December 31, 2007 and is based on a report on Schedule 13G/A filed with the SEC on February 1, 2008 by Goldman Sachs Asset Management, L.P. (“GSAM LP”). According to the Schedule 13G/A, GSAM LP has sole voting power with respect to 1,120,906 common shares and sole dispositive power with respect to 1,237,825 common shares and GSAM LP disclaims ownership of any securities managed on its behalf by third parties.

(3)	Information is as of December 31, 2007 and is based on a report on Schedule 13G filed with the SEC on January 25, 2008 by Wells Fargo & Company and its subsidiaries, Wells Capital Management Incorporated, Wells Fargo Funds Management, LLC and Wells Fargo Bank, National Association. According to the Schedule 13G/A, Wells Fargo & Company has sole power to dispose or direct the disposition of 1,134,408 common shares and Wells Capital Management Incorporated has sole power to dispose or direct the disposition of 1,134,286 common shares. Wells Fargo & Company has sole power to vote or to direct the vote of 1,178,908 common shares, and Wells Capital Management Incorporated has sole power to vote or direct the vote of 1,063,786 common shares.

(4)	Information is as of December 31, 2007 and is based on a report on Schedule 13G filed with the SEC on February 6, 2008 by Dimensional Fund Advisors LP (“Dimensional”). According to the Schedule 13G, Dimensional is an investment advisor and furnishes advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are known as the “Funds.” In its role as investment advisor and manager, Dimensional has sole voting and dispositive power with respect to 929,556 common shares, and it may be deemed to be the beneficial owner of the shares held by the Funds. However, all of the securities reported on the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(5)	Information is based on a Schedule 13G filed with the SEC on February 14, 2005 by Stonehenge Opportunity Fund, LLC (“Stonehenge Opportunity Fund”). Bluestone Investors, L.P. is the managing member of Stonehenge Opportunity Fund and Stonehenge Financial Holdings, Inc. is the general partner of Bluestone Investors, L.P., each of which may also be deemed to have sole voting and dispositive power with respect to the common shares held by Stonehenge Opportunity Fund. No change in such ownership was reported by Stonehenge Opportunity Fund, LLC as of December 31, 2007. Pursuant to Stonehenge Opportunity Fund’s limited partnership agreement, it has certain rights to the compensation provided to its principals who serve on the boards of directors of companies in which it invests. Accordingly, Stonehenge Opportunity Fund may also be deemed to beneficially own 2,912 common shares subject to options issued to Michael J. Endres while he was a director of ProCentury Corporation.

(6)	The shares held by Mr. Endres, who was a director of the Company until July 2007, include 2,912 common shares subject to options currently exercisable or exercisable within 60 days. Mr. Endres is a principal of Stonehenge Financial Holdings, Inc., an affiliate of Stonehenge Opportunity Fund, and has an ownership interest in Stonehenge Opportunity Fund.

(7)	Mr. Ewald’s shares include 26,041 common shares subject to options currently exercisable or exercisable within 60 days.

(8)	Mr. Feighan’s shares include 49,800 common shares subject to options currently exercisable or exercisable within 60 days.

(9)	Mr. Flood’s shares include 21,041 common shares subject to options currently exercisable or exercisable within 60 days.

(10)	Mr. Timm’s shares include 49,800 common shares subject to options currently exercisable or exercisable within 60 days.

(11)	Ms. West’s shares include 16,041 common shares subject to options currently exercisable or exercisable within 60 days.

(12)	The number of shares for each current non-employee director includes 5,001 common shares subject to options currently exercisable or exercisable within 60 days.

(13)	Mr. Southworth’s shares include 1,000 common shares held by Mr. Southworth’s spouse.

(14)	Mr. Weiler’s shares include 5,000 common shares held by the ABW Family Limited Partnership.

(15)	Includes an aggregate of 187,728 common shares subject to options currently exercisable or exercisable within 60 days owned by the Company’s executive officers and directors as a group.

Equity Compensation Plans

The following table shows certain information as of December 31, 2007 with respect to compensation plans under which our common shares are authorized for issuance:

	Number of Common		Number of Common
	Shares to be Issued	Weighted Average	Shares Remaining
	Upon Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Options	Outstanding Options	Future Issuance(1)

Equity compensation plans approved by shareholders	532,554	$12.24	315,442
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	532,554	$12.24	315,442

(1)	Shares may be issued upon exercise of options or in the form of appreciation rights, performance units, restricted stock or restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Diamond Hill Capital Investment Management Agreement

In December 2002, the Company entered into an investment management agreement with Diamond Hill Capital Management, Inc., pursuant to which Diamond Hill manages certain of the Company’s securities, which had an aggregate fair market value of $35.1 million as of December 31, 2007. In return for these services, the Company pays Diamond Hill a management fee of 35 basis points of the fair market value of the portfolio, which is calculated at various points during the year, and, for the year ended December 31, 2007, totaled $136,114. The Company expects to pay management fees in 2007 on the same basis. Mr. Endres, a member of the Company’s board of directors, owns an equity interest in Diamond Hill Capital Management, Inc. of 1.6%.

Agreements Relating to the Evergreen and Continental Transactions

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

Transitional Administrative Agreement.  Prior to the Evergreen and Continental dispositions, the Company provided Evergreen and Continental with all executive, managerial, supervisory, administrative, technical, claims handling, investment management, regulatory affairs, legal, accounting, financial reporting, professional and clerical services necessary to operate their respective businesses. In order to provide Evergreen and Continental with a transition period before the cessation of these services, the Company entered into a Transitional Administrative Agreement with Evergreen and Continental pursuant to which the Company continued to provide these services to Evergreen and Continental for an initial term of 18 months in exchange for an annual fee of $900,000. This agreement was renewed for one six-month term to expire on December 31, 2005, without any changes in the terms thereof. On December 29, 2005, the agreement was amended to extend the term thereof to June 30, 2006, reduce the administrative fee to $75,000 per calendar quarter payable during the first month of each quarter and providing for termination upon not less than thirty (30) days advance written notice to the Company. On October 13, 2006, the agreement was amended retroactively to July 1, 2006 to extend the term thereof to March 31, 2007 and reduce the administrative fee to $10,000 per calendar quarter. On April 25, 2007, the agreement was amended retroactively to April 1, 2007 to extend the term thereof to June 30, 2007 and reduce the administrative fee to $5,000 per calendar quarter. In all other respects the agreement remained unchanged. The agreement was terminated as of June 30, 2007. For the year ended December 31, 2007, 2006, and 2005, the Company received $15,000, $170,000, and $690,000 under this agreement, respectively.

Reinsurance Agreements.  The Company entered into loss portfolio transfer reinsurance contracts that provided for Century to reinsure Evergreen and Continental for business that was written in Century’s name prior to December 31, 2003 and transferred to one of the other companies in connection with the termination of an intercompany pooling agreement among the parties and for Evergreen to reinsure Century in the same manner. For example, Century will reinsure property business transferred to it in connection with the termination of the intercompany pooling agreement that had been written for it in Evergreen’s name. These contracts will remain in force until all outstanding loss and assignable loss adjustment expense covered has been settled or commuted in accordance with the provisions of the applicable contract. The Company ceded $435,000 reserves and assumed $2.8 million reserves under this contract in 2007. During the year ended December 31, 2006, the Company ceded $362,000 reserves and assumed $3.1 million reserves under the contract.

Quota Share Reinsurance Agreements.  The Company entered into 100% quota share reinsurance contracts that provided for Century to reinsure Evergreen and Continental for property and casualty business that was written on Evergreen or Continental’s paper for Century in states that Century was not licensed and for Evergreen to reinsure Century in the same manner for bonding business. Under these contracts, the ceding company is entitled to receive a 5% commission and reimbursement of any premium taxes or other direct costs such as boards and bureaus fees. These fronting contracts will remain in force until December 31, 2007. During 2007, the Company assumed $905,000 of premiums and ceded $302,000 of premiums under this contract. The Company assumed $535,000 of premiums and ceded $406,000 of premiums under this contract during the year ended December 31, 2006.

Software License Agreement and Software Support and Maintenance Agreement.  Century has entered into a software license agreement with Evergreen and Continental pursuant to which Century granted to Evergreen and Continental a fully paid-up, royalty free, non-exclusive perpetual license to use certain of Century’s proprietary software that relates to underwriting and claims processing and that has been developed for the mutual benefit of the Company, Evergreen and Continental. In addition, Century has entered into a software support and maintenance agreement with Evergreen and Continental, pursuant to which Century provides certain technical support and maintenance services for the software in return for an annual support and maintenance fee of $100,000. Evergreen and Continental may terminate the software support and maintenance agreement by providing 90 days prior written notice, and Century may terminate the agreement by providing twelve months’ prior written notice. On December 29, 2005, the software support and maintenance agreement was amended to adjust the Annual Fee effective January 1, 2006, to be at the rate of $50,000 per calendar quarter payable during the first month of each quarter. On October 18, 2006, the agreement was amended to adjust the Annual Fee retroactively to July 1, 2006 to $15,000 per calendar quarter. On April 25, 2007, the agreement was amended to adjust the Annual Fee retroactively to April 1, 2007 to $5,000 per calendar quarter. In all other respects, the agreement continues unchanged. The Company received $30,000, $130,000, and $100,000 in Annual Fees respectively for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition, the Company has entered into the following agreements with Evergreen. The Company’s board of directors believes that these agreements are fair to the Company and its shareholders.

Quota Share Reinsurance Agreements

•	In 2005, the Company entered into 50% quota share agreement with Evergreen whereby, the Company would assume certain special surety bonds (including landfill). During 2006 and 2005, the Company recorded $2.6 million and $2.4 million of assumed bonds, respectively. This agreement was terminated on August 15, 2006.

•	On August 1, 2006, the Company became a participant on Evergreen’s Landfill Variable Quota Share Treaty. The Company will assume 10% of all landfill bonds written by Evergreen and Continental which have exposures in excess of $1,200,000. The Company recorded assumed premium of $1.9 million in 2007. The Company recorded assumed premium of $390,000 in 2006. In addition, the Company assumed a 10% share, or $677,000, of unearned premium rolled forward from the previous treaty which was terminated on July 31, 2006.

•	On August 15, 2006, the Company became a participant on Evergreen’s Contract Bond Quota Share Treaty. The Company will assume 25% of all contract bonds written by Evergreen and Continental. The Company recorded assumed premium of $700,000 in 2007. The Company recorded assumed premium of $102,000 in 2006.

•	On October 1, 2007, the Company entered into 100% quota share reinsurance contract that provided for Century to reinsure Evergreen for contract surety business underwritten by Century employees that was written on Evergreen’s paper for Century in states that Century was not licensed. Under these contracts, the ceding company is entitled to receive a 10% commission. This fronting contract will remain in force until December 31, 2009. During 2007, the Company assumed $3,000 of premiums.

Director Independence

The board of directors has affirmatively determined that each of the directors, except Messrs. Feighan and Timm, is, or was, in the case of Mr. Endres, an “independent” director within the meaning of the NASDAQ’s listing standards. In making such determination, the board of directors considered the following categories of relationships:

•	the provision of agency services to the Company by an entity of which a director previously served as chairman and in which his family members hold an ownership interest;

•	the purchase of an insurance policy from the Company for coverage of an LLC owned by a director; and

•	two directors’ service on the board of ProAlliance, which owns Evergreen National Indemnity Company, a former subsidiary of the Company prior to the Company’s IPO, and with which the Company has various agreements as described above.

Item 14.	Principal Accounting Fees and Services

During 2007 and 2006, the Company engaged KPMG LLP as its independent registered public accountants. The Company paid KMPG LLP fees aggregating $803,000 and $660,000 in 2007 and 2006, respectively, as described in more detail below. None of the time devoted by KPMG LLP on its engagement to audit the Company’s financial statements for the year ended December 31, 2007 was attributable to work performed by persons other than full-time KPMG LLP partners and employees.

Audit Fees.  The aggregate fees billed for professional services rendered by KPMG LLP for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2007 and 2006, were $803,000 and $660,000, respectively.

Audit-Related Fees.  No fees were billed by KPMG LLP for assurance or other services reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under “Audit Fees” above for the years ended December 31, 2007 and 2006.

Tax Fees.  No fees were billed by KPMG LLP for professional services for tax compliance and tax consulting services for the years ended December 31, 2007 and 2006.

All Other Fees.  No fees were billed by KPMG LLP for other products and services provided by KPMG LLP for the years ended December 31, 2007 and 2006.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services.  The audit committee pre-approves, on an individual basis, all audit and permissible non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reports of independent registered public accounting firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the three years ended December 31, 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2007

Consolidated Statements of Cash Flows for the three years ended December 31, 2007

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

(c) Financial Statement Schedules

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

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Edward F. Feighan Edward F. Feighan	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ Erin E. West Erin E. West	Chief Financial Officer and Treasurer Principal Financial and Accounting Officer)	March 17, 2008

/s/ Robert F. Fix Robert F. Fix	Director	March 17, 2008

/s/ Jeffrey A. Maffett Jeffrey A. Maffett	Director	March 17, 2008

/s/ Press C. Southworth III Press C. Southworth III	Director	March 17, 2008

/s/ Christopher J. Timm Christopher J. Timm	Director	March 17, 2008

/s/ Alan R. Weiler Alan R. Weiler	Director	March 17, 2008

/s/ Robert J. Woodward, Jr. Robert J. Woodward, Jr.	Director	March 17, 2008

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-50641))
3.2	Amended and Restated Code of Regulations of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-50641))
4.1	Specimen Certificate for common shares, without par value, of ProCentury Corporation (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.2	Indenture, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.3	Amended and Restated Declaration of Trust, dated as of December 4, 2002, by and among State Street Bank and Trust Company of Connecticut, ProFinance Holdings Corporation and Steven R. Young and John Marazza, as Administrators (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.4	Guarantee Agreement, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.5	Indenture, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.6	Amended and Restated Declaration of Trust, dated as of May 16, 2003, by and among U.S. Bank National Association, ProFinance Holdings Corporation and Steven R. Young and John Marazza, as Administrators (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
4.7	Guarantee Agreement, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.1	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and Edward F. Feighan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)
10.2	Employment Agreement, dated as of December 15, 2003, by and between ProCentury Corporation and Christopher J. Timm (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)
10.3	Employment Agreement, dated as of February 22, 2006, by and between ProCentury Corporation and Erin E. West (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2005 (File No. 000-50641))(1)
10.4	Form of ProCentury Corporation Indemnification Agreement by and between ProCentury Corporation and each member of its Board of Directors (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)
10.5	ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)(1)
10.6	Amended and Restated ProCentury Corporation Deferred Compensation Plan (incorporated herein by reference to ProCentury Corporation’s Current Report on Form 8-K (File No. 000-50641)(1)
10.7	Non-Qualified Plan Trust Agreement, dated January 1, 2008, by and between ProCentury Corporation and Merrill Lynch Bank and Trust Co., FSB, with respect to a trust forming part of the ProCentury Corporation Deferred Compensation Plan

Exhibit
Number	Description

10.8	Amended and Restated ProCentury Corporation Annual Incentive Plan (incorporated herein by reference to ProCentury Corporation’s Current Report on Form 8-K (File No. 000-50641)(1)
10.9	Form of Restricted Stock Award Agreement for Restricted Stock under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)
10.10	Form of Stock Option Agreement for Non-Qualified Stock Options under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)
10.11	Form of Stock Option Agreement for Incentive Stock Options under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)
10.12	Form of Restricted Stock Award Agreement for Restricted Stock for Executive Officers under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)
10.13	Form of Stock Option Agreement for Non-Qualified Stock Options for Executive Officers under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Annual Report on Form 10-K for the fiscal year ended 2004 (File No. 000-50641))(1)
10.14	Form of Restricted Stock Award Agreement for Performance Vesting Restricted Stock under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 000-50641))(1)
10.15	Form of Stock Option Agreement for Non-Qualified Stock Options Granted to Non-Employee Directors under the ProCentury Corporation 2004 Stock Option and Award Plan (incorporated herein by reference to ProCentury Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 000-50641))(1)
10.16	Transitional Administrative Agreement, effective as of January 1, 2004, by and among ProCentury Corporation, Evergreen National Indemnity Corporation and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.17	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Century Surety Company by Evergreen National Indemnity Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.18	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Continental Heritage Insurance Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.19	Loss Portfolio Transfer Reinsurance Contract, effective as of January 1, 2004, issued to Evergreen National Indemnity Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.20	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Evergreen National Indemnity Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.21	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Continental Heritage Insurance Company by Century Surety Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.22	Quota Share Reinsurance Contract, effective as of January 1, 2004, issued to Century Surety Company by Evergreen National Indemnity Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)

Exhibit
Number	Description

10.23	Software License Agreement, effective as of January 1, 2004, by and among Century Surety Company, Evergreen National Indemnity Company and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.24	Software Support and Maintenance Agreement, effective as of January 1, 2004, by and among Century Surety Company, Evergreen National Indemnity Company and Continental Heritage Insurance Company (incorporated herein by reference to ProCentury Corporation’s Registration Statement on Form S-1 (File No. 333-111294), as amended)
10.25	Employment Agreement, dated as of November 14, 2007, by and between ProCentury Corporation and James P. Flood
21	Subsidiaries of ProCentury Corporation
23	Consent of KPMG LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(2)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.