Form 10-Q
period 2008-03-31
PROCENTURY CORP
filed 2008-05-12
CIK 1273397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
YES ☑      NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes      ☑ No
     As of May 12, 2008, the registrant had 13,420,967 outstanding Common Shares, without par value.

PROCENTURY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Premiums earned	$48,345	54,388
Net investment income	5,332	5,433
Net realized investment losses	(462)	(201)
Other income	86	123

Total revenues	53,301	59,743

Losses and loss expenses	27,785	33,877
Amortization of deferred policy acquisition costs	14,176	13,699
Other operating expenses	3,193	3,851
Interest expense	596	686

Total expenses	45,750	52,113

Income before income tax expense	7,551	7,630
Income tax expense	2,327	2,251

Net income	$5,224	5,379

Basic net income per share	$0.39	0.41

Diluted net income per share	$0.39	0.40

Weighted average of shares outstanding — basic	13,307,738	13,227,427

Weighted average of shares outstanding — diluted	13,446,658	13,421,607

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	March 31,
	2008	December 31,
	(Unaudited)	2007
Assets
Investments
Fixed maturities:
Available-for-sale, at fair value (amortized cost 2008, $415,938; 2007, $411,015)	$408,806	406,439
Held-to-maturity, at amortized cost (fair value 2008, $1,123; 2007, $1,110)	1,096	1,099
Equities (available-for-sale):
Equity securities, at fair value (cost 2008, $32,890; 2007, $34,686)	28,376	28,998
Bond mutual funds, at fair value (cost 2008, $15,252; 2007, $15,029)	13,926	14,244
Short-term investments, at amortized cost	27,034	4,730

Total investments	479,238	455,510
Cash and equivalents	7,357	11,766
Premiums in course of collection, net	34,195	31,805
Deferred policy acquisition costs	24,033	24,336
Prepaid reinsurance premiums	15,765	14,834
Reinsurance recoverable on paid losses, net	4,650	3,914
Reinsurance recoverable on unpaid losses, net	39,654	40,863
Deferred federal income tax asset	15,137	13,584
Receivable for securities	34,530	413
Other assets	11,184	10,029

Total assets	$665,743	607,054

Liabilities and Shareholders’ Equity
Loss and loss expense reserves	$280,228	279,253
Unearned premiums	112,383	114,645
Long term debt	25,000	25,000
Line of credit	4,650	4,650
Accrued expenses and other liabilities	4,286	6,386
Reinsurance balances payable	6,553	5,193
Collateral held	9,823	9,889
Payable for securities	55,007	304
Income taxes payable	2,551	713

Total liabilities	500,481	446,033

Shareholders’ equity:
Common stock, without par value:
Common shares — Issued and outstanding 13,420,967 shares at March 31, 2008 and 13,363,867 shares issued and outstanding at December 31, 2007	—	—
Additional paid-in capital	103,988	103,283
Retained earnings	71,135	66,448
Accumulated other comprehensive loss, net of taxes	(9,861)	(8,710)

Total shareholders’ equity	165,262	161,021

Total liabilities and shareholders’ equity	$665,743	607,054

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Shareholders’ Equity
and Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Shareholders’ Equity
Capital stock:
Beginning of period	$—	—
Stock issued	—	—

End of period	—	—

Additional paid-in capital:
Beginning of period	103,283	100,954
Shares issued under share compensation plans	660	414
Tax benefit on share compensation plans	45	305
Exercise of share options	—	697

End of period	103,988	102,370

Retained earnings:
Beginning of period	66,448	43,830
Net income	5,224	5,379
Dividend declared (2008, $0.04/share and 2007, $0.04/share)	(537)	(534)

End of period	71,135	48,675

Accumulated other comprehensive loss, net of taxes:
Beginning of period	(8,710)	(2,396)
Unrealized holding losses arising during the period, net of reclassification adjustment	(1,151)	(1,401)

End of period	(9,861)	(3,797)

Total shareholders’ equity	$165,262	147,248

Comprehensive Income
Net income	$5,224	5,379
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period:
Gross	(2,384)	(2,357)
Related federal income tax benefit	933	825

Net unrealized losses	(1,451)	(1,532)

Reclassification adjustment for losses included in net income
Gross	(462)	(201)
Related federal income tax benefit	162	70

Net reclassification adjustment	(300)	(131)

Other comprehensive loss	(1,151)	(1,401)

Total comprehensive income	$4,073	3,978

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net income	$5,224	5,379
Adjustments:
Net realized investment losses	462	201
Deferred federal income tax benefit	(781)	(329)
Share-based compensation expense	660	414
Changes in assets and liabilities:
Premiums in course of collection, net	(2,390)	1,411
Deferred policy acquisition costs	303	919
Prepaid reinsurance premiums	(931)	(406)
Reinsurance recoverable on paid and unpaid losses, net	473	1,395
Income taxes payable/receivable	1,838	675
Losses and loss expense reserves	975	9,509
Collateral held	(66)	221
Unearned premiums	(2,262)	(3,922)
Other, net	(1,450)	(3,843)

Net cash provided by operating activities	2,055	11,624

Cash flows used in investing activities:
Purchases of equity securities	(1,007)	(6,385)
Purchases of fixed maturity securities available-for-sale	(235,682)	(45,415)
Proceeds from sales of equity securities	629	5,555
Proceeds from sales and maturities of fixed maturities available-for-sale	231,806	41,573
Change in short-term investments	(22,304)	(9,275)
Change in securities receivable/payable	20,586	3,009

Net cash used in investing activities	(5,972)	(10,938)

Cash flows (used in) provided by financing activities:
Dividend paid to shareholders	(537)	(534)
Tax benefit on share compensation plans	45	305
Draw on line of credit	—	650
Exercise of share options	—	697

Net cash (used in) provided by financing activities	(492)	1,118

(Decrease) increase in cash and equivalents	(4,409)	1,804
Cash and equivalents at beginning of period	11,766	7,960

Cash and equivalents at end of period	$7,357	9,764

Supplemental disclosure of cash flow information:
Interest paid	$667	909

Federal income taxes paid	$1,225	1,600

See accompanying notes to the unaudited consolidated condensed financial statements.

PROCENTURY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2008
(Unaudited)
(1) Basis of Presentation
The accompanying interim unaudited consolidated condensed financial statements and notes include the accounts of ProCentury Corporation (the “Company” or “ProCentury”), and its wholly owned insurance subsidiaries, Century Surety Company (“Century”) and ProCentury Insurance Company (“PIC”). The interim unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, the interim unaudited consolidated condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the interim periods have been included. These interim unaudited consolidated condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company’s audited consolidated financial statements, included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.
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
Based on the above and pursuant to disclosure requirements contained in Statement of Financial Accounting Standards (FAS) No. 128, “Earnings Per Share", the following information represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the Company’s interim unaudited consolidated condensed financial statements:

	Three Months Ended March 31, 2008
	(In thousands, except share and per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$5,224	13,307,738	$0.39
Effect of Dilutive Securities
Restricted common shares and share options	—	138,920	—

Diluted EPS
Net income	$5,224	13,446,658	$0.39

	Three Months Ended March 31, 2007
	(In thousands, except share and per share data)
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Net Income Per Share
Net income	$5,379	13,227,427	$0.41
Effect of Dilutive Securities
Restricted common shares and share options	—	194,180	(0.01)

Diluted EPS
Net income	$5,379	13,421,607	$0.40

(3) Investments
The Company invests primarily in investment-grade fixed-maturity securities. The amortized cost, gross unrealized gains and losses and estimated fair value of fixed-maturity securities classified as held-to-maturity were as follows:

	March 31, 2008
	(In thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$87	17	—	104
Agencies not backed by the full faith and credit of the U.S. Government	1,009	10	—	1,019

Total	$1,096	27	—	1,123

	December 31, 2007
	(In thousands)
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Treasury securities	$87	14	—	101
Agencies not backed by the full faith and credit of the U.S. Government	1,012	—	(3)	1,009

Total	$1,099	14	(3)	1,110

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed-maturity securities and equity securities classified as available-for-sale were as follows:

	March 31, 2008
	(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Fixed maturities:
U.S. Treasury securities	$2,515	138	—	2,653
Agencies not backed by the full faith and credit of the U.S. Government	4,583	41	—	4,624
Obligations of states and political subdivisions	200,156	409	(3,692)	196,873
Corporate securities	33,795	179	(675)	33,299
Mortgage-backed securities	102,971	160	(682)	102,449
Collateralized mortgage obligations	46,933	666	(706)	46,893
Asset-backed securities	24,985	80	(3,050)	22,015

Total fixed maturities	415,938	1,673	(8,805)	408,806

Equities:
Equity securities	32,890	50	(4,564)	28,376
Bond mutual funds	15,252	—	(1,326)	13,926

Total equities	48,142	50	(5,890)	42,302

Total	$464,080	1,723	(14,695)	451,108

	December 31, 2007
		(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Fixed maturities:
U.S. Treasury securities	$2,515	61	—	2,576
Agencies not backed by the full faith and credit of the U.S. Government	5,084	13	(8)	5,089
Obligations of states and political subdivisions	209,564	911	(740)	209,735
Corporate securities	34,837	47	(518)	34,366
Mortgage-backed securities	77,527	36	(363)	77,200
Collateralized mortgage obligations	49,895	408	(632)	49,671
Asset-backed securities	31,593	108	(3,899)	27,802

Total fixed maturities	411,015	1,584	(6,160)	406,439

Equities:
Equity securities	34,686	75	(5,763)	28,998
Bond mutual funds	15,029	—	(785)	14,244

Total equities	49,715	75	(6,548)	43,242

Total	$460,730	1,659	(12,708)	449,681

Other-than-temporary impairment losses result in permanent reductions to the cost basis of the underlying investments and are recorded as realized losses in the interim unaudited consolidated condensed statements of operations. Other-than-temporary losses of $3.7 million were realized during the three months ended March 31, 2008. These losses related to five asset-backed securities that were written down in accordance with FASB Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", one municipal housing bond, one closed end preferred stock fund and four preferred stocks. Other-than-temporary losses of $616,000 that related to eleven asset-

backed securities that were written down in accordance with EITF 99-20 were realized during the three months ended March 31, 2007.
The estimated fair value, related gross unrealized losses, and the length of time that the securities have been impaired for available-for-sale securities that are considered temporarily impaired at March 31, 2008 are as follows:

	March 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Fixed maturity securities:
U.S. Treasury securities	$—	—	—	—	—	—
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	130,297	(3,267)	13,414	(425)	143,711	(3,692)
Corporate securities	10,392	(363)	3,678	(312)	14,070	(675)
Mortgage-backed securities	63,947	(650)	3,996	(32)	67,943	(682)
Collateralized mortgage obligations	5,348	(390)	9,055	(316)	14,403	(706)
Asset-backed securities	7,288	(1,042)	6,237	(2,008)	13,525	(3,050)

Total	217,272	(5,712)	36,380	(3,093)	253,652	(8,805)
Equities:
Equity securities	21,895	(4,311)	1,920	(253)	23,815	(4,564)
Bond mutual funds	8,515	(1,181)	5,411	(145)	13,926	(1,326)

Total	30,410	(5,492)	7,331	(398)	37,741	(5,890)

Grand Total	$247,682	(11,204)	43,711	(3,491)	291,393	(14,695)

At March 31, 2008, the Company had 84 fixed-maturity securities and seven equity securities that have been in an unrealized loss position for one year or longer. Of the fixed-maturity securities, 54 are investment grade, of which 51 of these securities are rated A1/A or better (including 41 securities which are rated AAA). The 31 remaining non-investment grade fixed-maturity securities have an aggregate fair value equal to 60.2% of their book value and an average duration of 4.0 years as of March 31, 2008. The majority of this unrealized loss related to sub prime bonds, a sector which has experienced significant illiquidity and price dislocation. Each of these sub prime bonds was tested under the application of EITF 99-20 and it was determined none of these bonds was other than temporarily impaired. The Company expects the uncertainty in the subprime mortgage sector to continue, which may cause the Company to conclude that the losses on these bonds are other than temporary in future quarters. Of the equity securities, three that have been in an unrealized loss position for one year or longer relate to investments in open ended bond or preferred stock funds. Each of these investments continues to pay its regularly scheduled monthly dividend and there have been no material changes in credit quality for any of these funds over the past twelve months. Finally, the four remaining equity securities that have been in an unrealized loss position for one year or longer relate to preferred share investments in issuers each of which has shown an improved or stable financial performance during the past twelve months. In addition, these four equity securities have an aggregate fair market value equal to 88.3% of their book value as of March 31, 2008. All 84 of the fixed income securities are current on interest and principal and all seven of the equity securities continue to pay dividends at a level consistent with the prior year. Management believes that it is probable that all contract terms of each security will be satisfied. The unrealized loss position of the fixed-maturity securities is due to the changes in interest rate environment and the Company has the positive intent and ability to hold these securities until they mature or recover in value. The unrealized loss position of the equity securities is due to current market conditions and the Company has the positive intent and ability to hold these securities until they recover in value within a reasonable period of time.
(4) Fair Value Measurements
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

• Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

• Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

• Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

Valuation of Investments
For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service). When quoted market prices are unavailable, the Company relies on pricing services to determine an estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from the pricing services are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate from pricing services are unavailable, the Company produces an estimate of fair value based on broker quotes, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. The following section describes the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value.
Fixed Maturities
The Company utilizes pricing services to estimate fair value measurements for approximately 88% of its fixed maturities. The pricing services utilize market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, the pricing services use an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
The pricing services evaluate each asset class based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary.
The pricing services utilized by the Company have indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing services discontinue pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing services, but would have to make assumptions for market based inputs that are unavailable due to market conditions.
Because the fair value estimates of most fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes, all estimates of fair value for fixed maturities, other than U.S. Treasury securities, priced by pricing services are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair value of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.
While the vast majority of the Company’s municipal bonds are included in Level 2, the Company holds a municipal bond, a corporate bond and a few privately placed principal protected notes which are not valued by pricing services and estimates the fair value of these bonds using some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. Additionally, the

Company holds a small amount of fixed maturities that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities the Company obtains a quote from a broker (typically a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.
Equities
Current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company. In these instances, the Company receives an estimate of fair value from pricing services that provide fair value estimates for the Company’s fixed maturities. The services utilize some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the estimate in the amount disclosed in Level 2.
Fair Value Hierarchy
The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

	March 31, 2008
	Total	Level 1	Level 2	Level 3
		(in thousands)
Invested assets:
Fixed maturities	$408,806	2,653	395,922	10,231
Equity securities	42,302	—	42,302	—

Total	$451,108	2,653	438,224	10,231

The following table presents the changes in the Level 3 fair value category during the quarter ended March 31, 2008.

Total
(in thousands)
Balance at January 1, 2008	$11,495
Total realized and unrealized gains or (losses):
Included in realized investment gains and (losses)	(2,268)
Included in increases or (decreases) in accumulated other comprehensive income	1,580
Purchases, issuances and settlements	(576)
Transfers in and/or (out) of Level 3	—

Balance at March 31, 2008	$10,231

Amount of total gains or (losses) for the period included in earnings attributable to the fair value of changes in assets still held at the reporting date	$(2,808)

 The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2008.
(5) Loss and Loss Expense Reserves
Loss and loss expense reserves represent the Company’s best estimate of ultimate amounts for losses and related expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us.  Loss reserves do not represent an exact calculation of liability, but instead represent the Company’s estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date.  The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution.  These estimates are based on facts and circumstances then known to the Company, a review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability, and many other factors.  In establishing reserves, the Company also takes into account estimated recoveries, reinsurance, salvage and subrogation.  The reserves are reviewed regularly by the Company’s internal actuarial staff.
Net loss and loss expenses incurred were $27.8 million for the quarter ended March 31, 2008, compared to $33.9 million for the quarter ended March 31, 2007. In the first quarter of 2008, the Company recorded $31.7 million of incurred losses and loss expenses attributable to the 2008 accident year, which was partially offset by favorable development of $3.9 million attributable to events of prior years. In the first quarter of 2007, the Company recorded $34.9 million of incurred losses and loss expenses attributable to the 2007 accident year, which was partially offset by favorable development of $991,000 attributable to events of prior years.
The Company experienced a reduction in losses of $3.7 million in the property line for accident years 2007 and 2006 during the three months ended March 31, 2008. The favorable property development was due to actual incurred losses that were lower than our initial expectations for accident year 2007 combined with favorable case reserve development for accident year 2006.
The favorable development during the first quarter of 2007 from prior years consisted of approximately $1.2 million of favorable development on accident year 2005 contractor liability casualty business included in our property and casualty segment. The Company reduced carried reserves related to the 2005 casualty business based on the Company’s internal actuarial reserve recommendations. During 2007, the 2005 casualty book performed better than expected, and previously carried reserves exceeded the indications for each of the estimation methods applied in the Company’s internal actuarial analysis. At the beginning of 2005, the Company began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. The Company wrote a significant volume of claims made contractor business in both 2005 and 2006. Casualty reserves for accident years 2005 and 2006 were particularly difficult to initially estimate due to the magnitude and very limited experience for claims made contractor business. The Company continues to monitor loss emergence on this book and adjusts assumptions and expectations as needed. The favorable reserve development on our casualty line was partially offset by approximately $200,000 of unfavorable reserve development primarily from the 2006 accident year in our property line. This increase was due to actual reported incurred losses that exceeded our expectations.
Management believes the loss and loss expense reserves make a reasonable provision for expected losses, however, ultimate settlement of these amounts could vary significantly from the amounts recorded.
(6) Reinsurance
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
The effects of assumed and ceded reinsurance on premiums written, premiums earned and loss and loss expenses incurred were as follows:

	For the Three Months
	Ended March 31,
	2008	2007
Premiums written:
Direct	$52,801	57,428
Assumed	1,065	1,027
Ceded	(8,713)	(8,395)

Net premiums written	$45,153	50,060

Premiums earned:
Direct	55,138	61,096
Assumed	990	1,281
Ceded	(7,783)	(7,989)

Net premiums earned	$48,345	54,388

Losses and loss expenses incurred:
Direct	$28,416	36,730
Assumed	629	123
Ceded	(1,260)	(2,976)

Net losses and loss expenses incurred	$27,785	33,877

At March 31, 2008 and December 31, 2007, the Company’s allowance for uncollectible reinsurance was $3.4 million.
Management believes that the reserves for uncollectible reinsurance constitute a reasonable provision for expected costs and recoveries related to the collection of the recoverables on these claims, however, actual legal costs and settlements of these claims could vary significantly from the current estimates recorded.
(7) Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisition costs deferred and amortized:

	For the Three Months
	Ended March 31,
	2008	2007
Balance at beginning of year	$24,336	26,915
Policy acquisition costs deferred	13,873	12,780
Amortization of deferred policy acquisition costs	(14,176)	(13,699)

Balance at end of quarter	$24,033	25,996

For the three months ended March 31, 2007, the Company expensed $272,000 of unamortized deferred policy acquisition costs related to the auto physical damage program. This expense was a result of the fact that the program’s loss and loss expense ratio exceeded our expectations causing the program to fall below the profitability levels required for continued deferral of the additional policy acquisition costs. There were no such expenses during the three months ended March 31, 2008.
(8) Federal Income Taxes
The income tax provision for the three months ended March 31, 2008 has been computed based on our estimated annual effective tax rate of 28.0% which differs from the federal income tax rate of 35% principally because of tax-exempt investment income and the effects of the change in the valuation allowance, as discussed below. The income tax provision for the quarter ended March 31, 2007 was 29.5% primarily due to the effect of tax-exempt investment income.
The Company has recorded deferred tax assets and liabilities that result from temporary differences between the time income or expense items are recognized for financial statement purposes and for tax reporting. Such amounts are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The determination of current and deferred income taxis is based on complex analyses of many factors including interpretation of federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversals of temporary differences and current financial accounting standards. A valuation allowance is established if, based upon the relevant facts and circumstances, management believes that some or all of certain tax assets will not be realized. The Company has open tax years that may in the future be subject to examination by federal and state taxing authorities. For the three months ended March 31, 2008, the Company decreased the valuation allowance that was recorded as a component of other comprehensive income relating to unrealized losses on equity securities by $235,000 and increased the valuation allowance that was recorded in the income statement related to other-than-temporary impairments by $213,000. The valuation allowance at March 31, 2008 was $1.3 million related to unrealized losses on equity securities and $648,000 related to other-than-temporary impairments that, upon realization, could not be offset by past or future capital gains. At December 31, 2007, the Company had a valuation allowance of $2.0 million related to unrealized losses on equity securities and other-than-temporary impairments, that, upon realization, could not be offset by past or future capital gains. A portion of this valuation allowance, $1.5 million was recorded through other comprehensive income and the remainder was recorded through the statement of operations. Management periodically evaluates the adequacy of related valuation allowances, taking into account our open tax return positions, tax assessments received and tax law changes. The process of evaluating allowance accounts involves the use of estimates and a high degree of management judgment. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.
The Company’s estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.
(9) Commitments and Contingencies
The Company is party to lawsuits, arbitrations and other proceedings that arise in the normal course of business. Certain of the lawsuits, arbitrations and other proceedings involve claims under policies that the Company underwrites as an insurer, the liabilities for which it believes have been adequately included in its loss and loss adjustment expense reserves. Also, from time to time, the Company is party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties or that involve alleged errors and omissions on the part of the Company’s insurance subsidiaries. The Company provides accruals for these items to the extent it deems the losses probable and reasonably estimable.
The outcome of litigation is subject to numerous uncertainties. Although the ultimate outcome of pending matters cannot be determined at this time, based on present information, management believes the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
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
The Company may grant awards for up to 1.2 million shares under the plan. Through March 31, 2008, the Company had granted 311,000 non-qualified options, 385,000 qualified options, 156,000 time-based restricted shares, 171,853 performance based restricted shares, and 26,261 non-restricted shares under the share plan.
During the quarter ended March 31, 2008, the Company awarded certain employees 92,500 share options which vest monthly over a four-year period. The weighted average fair value of options granted during the quarter ended March 31, 2008 was $15.64. A summary of the status of the option plan at March 31, 2008 and changes during the quarter is presented in the following table:

	For the Three Months Ended
	March 31, 2008
		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at beginning of period	532,554	$12.24
Changes during the period:
Granted	92,500	15.64
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of period	625,054	$12.74

Exercisable at end of period	411,952	$11.14

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants issued in the first quarter of 2008:

Three Months
Ended March 31,
2008
Risk-free interest rate	3.37%
Expected dividends	0.89%
Expected volatility	30.57%
Weighted average expected term	6.25 Years

      Information on the range of exercise prices for options outstanding at March 31, 2008, is as follows:

	Options Outstanding				Options Excercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Price	Options	Term	Price	Value	Options	Price	Value
$10.20	11,386	7.2	$10.20	$88,811	10,821	$10.20	$84,404
$10.50	309,349	6.1	$10.50	$2,320,118	307,572	$10.50	$2,306,793
$10.64	106,042	7.8	$10.64	$780,469	59,014	$10.64	$434,343
$13.04	10,721	8.2	$13.04	$53,176	6,826	$13.04	$33,857
$15.64	92,500	9.8	$15.64	218,300	3,646	$15.64	8,605
$18.70	10,056	9.2	$18.70	(7,039)	2,836	$18.70	(1,985)
$19.97	85,000	8.9	$19.97	(167,450)	21,237	$19.97	(41,837)

				$3,286,384			$2,824,179

A summary of all employee time-based restricted share activity during the three months ended March 31, 2008 is as follows:

	For the Three Months Ended
	March 31, 2008
		Weighted
	Number of	Average
	Shares	Grant Price
Outstanding at beginning of period	20,294	$10.10
Changes during the period:
Granted	—	—
Vested	(4,728)	10.33
Cancelled	—	—

Outstanding at end of period	15,566	$10.03

In March 2008, the Company granted 39,500 of performance based restricted shares to certain executives that vest annually over a four-year period subject to the achievement of certain performance metrics. The Company accounts for these awards as fixed awards that are recorded at fair value on the date of grant. A summary of all employee performance-based restricted share activity during the three months ended March 31, 2008 is as follows:

	For the Three Months Ended
	March 31, 2008
		Weighted
	Number of	Average
	Shares	Grant Price
Outstanding at beginning of period	86,836	$15.92
Changes during the period:
Granted	39,500	15.64
Vested	(28,674)	14.92
Cancelled	—	—

Outstanding at end of period	97,662	$16.10

As of March 31, 2008, total compensation cost related to nonvested share options or restricted shares was $2.7 million, which is expected to be recorded over 1.9 years. Total compensation cost for share based awards was $660,000 and $414,000 for the three months ended March 31, 2008 and 2007, respectively. The tax benefit included in the accompanying statements of operations related to the compensation cost was $45,000 and $305,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company had $89,000 of compensation cost for share based awards capitalized with deferred policy acquisition costs.
(11) Segment Reporting Disclosures
The Company operates in the Property and Casualty Lines (including general liability, multi-peril, commercial property, garage liability and auto physical damage).
The Company’s Other (including exited lines) includes the surety business and the Company’s exited lines, such as workers’ compensation and commercial auto/trucking. A limited amount of surety business is written in order to maintain Century’s U.S. Treasury listing. PIC received its treasury listing in April 2008.
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
Following is a summary of segment disclosures:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Segment revenue:
Property and Casualty	$47,519	53,368
Investing	4,870	5,232
Other (including exited lines)	826	1,020

Segment revenue	$53,215	59,620

Segment profit (loss):
Property and Casualty	$3,507	2,904
Investing	4,870	5,232
Other (including exited lines)	(119)	190

Segment profit	$8,258	8,326

Segment assets:
Investing	$479,238	439,419
Assets not allocated	186,505	151,959

Total consolidated assets	$665,743	591,378

The following summary reconciles significant segment items to the Company’s interim unaudited consolidated condensed financial statements:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Total revenues:
Segment revenues	$53,215	59,620
Other	86	123

Total consolidated revenues	$53,301	59,743

Income before income taxes:
Segment profit	$8,258	8,326
Unallocated amounts:
Other income	86	123
Corporate expenses	(197)	(133)
Interest expense	(596)	(686)

Income before income taxes	$7,551	7,630

The following is a summary of segment earned premium by group of products:

	Property	Casualty	Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2008
Property and Casualty	$15,144	32,375	—	47,519
Other (including exited lines)	—	—	826	826

Earned premiums	$15,144	32,375	826	48,345

Three Months Ended March 31, 2007
Property and Casualty	$18,970	34,398	—	53,368
Other (including exited lines)	—	—	1,020	1,020

Earned premiums	$18,970	34,398	1,020	54,388

The Company does not manage property and casualty products at this level of detail.
(12) Dividends to Common Shareholders
On March 7, 2008, the Board of Directors declared a dividend of $0.04 per common share that was paid on April 16, 2008 to shareholders of record as of March 25, 2008. The dividends were accrued on the March 31, 2008 interim unaudited consolidated condensed balance sheet in the caption accrued expenses and other liabilities.
On March 8, 2007, the Board of Directors declared a dividend of $0.04 per common share that was paid on April 18, 2007 to shareholders of record as of March 27, 2007. The dividends were accrued on the March 31, 2007 interim unaudited consolidated condensed balance sheet in the caption accrued expenses and other liabilities.
(13) Line of Credit
The Company has a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. During the quarter ended March 31, 2008, the Company did not make any draws on the line of credit. During the first quarter of 2007, the Company made draws totaling $650,000 on the line of credit for general corporate purposes. At March 31, 2008 and 2007, there was $4.7 million outstanding under the line of credit. Interest expense for the three months ended March 31, 2008 and 2007 was approximately $72,000 and $93,000, respectively.
(14) Definitive Agreement
On February 20, 2008, ProCentury, pursuant to unanimous approval of its board of directors, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Meadowbrook Insurance Group, Inc. (“Meadowbrook”) and MBKPC Corp., a wholly owned subsidiary of Meadowbrook (“Merger Sub”), whereby ProCentury will be merged with and into Merger Sub (the “Merger”).  We anticipate the transaction will be finalized during the third quarter of 2008, subject to various customary closing conditions, such as the approval of both ProCentury’s and Meadowbrook’s shareholders, regulatory approval, the effectiveness of the Form S-4 registration statement relating to the Meadowbrook common stock to be issued in the transaction and the compliance with certain covenants.   Meadowbrook filed a Form S-4 registration statement on April 11, 2008 and has received a letter from the Securities and Exchange Commission indicating that the filing will not be subject to its review.  Meadowbrook has also made the antitrust filings and satisfied the 30-day waiting period required under the Hart-Scott-Rodino Act and filed with various state insurance departments the documents required to seek their approval of the merger.  If the merger is not consummated because of certain events, we will be required to pay a termination fee of $9.5 million to Meadowbrook.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated condensed financial statements and the notes to those statements included in this Form 10-Q. Some of the statements in this report, including those set forth in the discussion and analysis below, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Factors that could cause actual results to differ materially from our forward-looking statements are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and elsewhere in this report, and include, but are not limited to, the following factors:
•	our business is cyclical in nature and our industry is currently experiencing softening market conditions which may affect our financial performance, our ability to grow and the price of our common shares;

•	our success depends on our ability to appropriately price the risks we underwrite;

•	our actual incurred losses may be greater than our loss and loss expense reserves, which could cause our future earnings, liquidity and financial rating to decline;

•	sever weather conditions and other catastrophes may result in an increase in the number and amount of claims experienced by our insureds;

•	a decline in our financial rating assigned by A.M. Best may result in a reduction of new or renewal business;

•	we may incur increased costs in competing for underwriting revenue. If we are unable to compete effectively with the large number of companies in the insurance industry for underwriting revenues, our underwriting revenues and net income may decline;

•	we distribute our products through a select group of general agents, ten of which account for a significant part of our business, and such relationships could be discontinued or cease to be profitable;

•	we may not be successful in developing our new specialty lines or new classes of insureds through our program unit that could cause us to experience losses;

•	we may not find suitable acquisition candidates or new insurance ventures and even if we do, we may not successfully integrate any such acquired companies or successfully invest in such ventures;

•	our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, illiquid credit markets, as well as changes in government monetary policies, general economic conditions and overall capital market conditions, all of which impact interest rates;

•	our investment performance may suffer as a result of adverse capital market developments or other factors, which may affect our financial results and ability to conduct business;

•	if we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment;

•	our reinsurers may not pay claims made by us on losses in a timely fashion or may not pay some or all of these claims, in each case causing our costs to increase and our revenues to decline;

•	we are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations;

•	we are subject to judicial decisions affecting insurance and tort law, which may adversely affect our ability to achieve our business objectives;

•	as a holding company, we are dependent on the results of operations of our insurance subsidiaries and the regulatory and contractual capacity of our subsidiaries to pay dividends to us. Some states limit the aggregate amount of dividends our subsidiaries may pay to us in any twelve-month period, thereby limiting our funds to pay expenses and dividends;

•	although we have paid cash dividends in the past, we may not pay cash dividends in the future;

•	if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered;

•	managing technology initiatives and meeting new data security requirements present significant risks for us, which could lead to increased costs or business disruptions;

•	our agents may exceed their authority and bind us to policies outside our underwriting guidelines, and until we effect a cancellation of a policy, we may incur loss and loss expenses related to that policy;

•	our reliance on our agents subjects us to credit risks; and

•	we are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
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
     On February 20, 2008, ProCentury, pursuant to unanimous approval of its board of directors, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Meadowbrook Insurance Group, Inc. (“Meadowbrook”) and MBKPC Corp., a wholly owned subsidiary of Meadowbrook (“Merger Sub”), whereby ProCentury will be merged with and into Merger Sub (the “Merger”).  We anticipate the transaction will be finalized during the third quarter of 2008, subject to various customary closing conditions, such as the approval of both ProCentury’s and Meadowbrook’s shareholders, regulatory approval, the effectiveness of the Form S-4 registration statement relating to the Meadowbrook common stock to be issued in the transaction and the compliance with certain covenants.   Meadowbrook filed a Form S-4 registration  statement on April 11, 2008 and has received a letter from the Securities and Exchange Commission indicating that the filing will not be subject to its review.  Meadowbrook has also made the antitrust filings and satisfied the 30-day waiting period required under the Hart-Scott-Rodino Act and filed with various state insurance departments the documents required to seek their approval of the merger.  If the merger is not consummated because of certain events, we will be required to pay a termination fee of $9.5 million to Meadowbrook.
     We evaluate our insurance operations by monitoring key measures of growth and profitability. The following provides further explanation of the key financial measures that we use to evaluate our results:
     Written and Unearned Premium. Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. For additional information regarding our written and unearned premium refer to Note 6 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
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
     Loss and Loss Expense Reserves. Loss and loss expense reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses based on facts and circumstances then known. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate resolution, and consideration of new judicial decisions in tort and insurance law, emerging theories or liabilities and other factors beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. Additional information regarding our loss and loss expense reserves can be found in Note 5 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
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
     For fixed-maturity securities and equity securities that can not be contractually prepaid or otherwise settled, an other-than-temporary impairment charge is taken when we do not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that we will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; our intent to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

     During 2007 and continuing into 2008, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards safety pushing up the demand for U.S. Treasury instruments. The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and asset-backed securities.
     Valuation of Investments. Our investments in fixed-maturity securities, which include bonds and redeemable preferred stock and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, reflected in shareholders’ equity as a component of accumulated other comprehensive income, net of valuation allowances on deferred tax assets. Short-term investments are carried at amortized cost, which approximates fair value. The fair value for fixed maturity securities is largely determined by one of two primary pricing methods: third party pricing service market prices or broker quotations. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions and as a result, certain of the Company’s securities are priced via broker quotations.
     Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF 99-20 requires us to periodically update our best estimate of cash flows over the life of the security. If management determines that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized.
     For additional detail regarding our investment portfolio at March 31, 2008 and December 31, 2007, including disclosures regarding other-than-temporary declines in investment value, see “Investment Portfolio” below and Note 2 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.
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
     We utilize the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts more likely than not to be realized. See Note 8 to our interim unaudited consolidated condensed financial statements included in this Form 10-Q.

Results of Operations
     The table below summarizes our operating results and key measures we use in monitoring and evaluating operations. The information is intended to summarize and supplement information contained in the interim unaudited consolidated condensed financial statements and to assist the reader in gaining a better understanding of results of operations.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Selected Financial Data:
Gross written premiums	$53,866	58,455
Premiums earned	48,345	54,388
Net investment income	5,332	5,433
Net realized investment losses	(462)	(201)
Total revenues	53,301	59,743
Total expenses	45,750	52,113
Net income	5,224	5,379
Key Financial Ratios:
Loss and loss expense ratio	57.5%	62.3%
Expense ratio	35.9%	32.3%

Combined ratio	93.4%	94.6%

Overview of Operating Results
     The insurance industry has historically been cyclical. During the past five years, we believe many admitted insurers returned to more risk-based underwriting disciplines in the standard market, resulting in higher premium rates, less flexible terms and, in some cases, an unavailability of adequate insurance coverage in the standard market in some classes. We, along with other excess and surplus lines insurers, benefited from this increase in rates and volume. During 2006, however, the excess and surplus lines industry began to experience softer market conditions primarily attributed to intensified competition from admitted and surplus lines insurers, resulting in volume and rate decreases. This increased competition intensified in 2007 and is continuing in 2008. We will continue to monitor our rates and control our costs in an effort to maximize profits during softening market conditions.
     Net income decreased slightly to $5.2 million for the quarter ended March 31, 2008 compared to net income for the comparable period in 2007 of $5.4 million. The lower net income is directly related to an increase in net realized investment losses (net of tax) of $382,000 as a result of the decline in the overall credit markets.
     Net income for the three months ended March 31, 2008 includes a decrease in premiums earned and a slight decrease in net investment income. These decreases were partially offset by a lower loss and loss expense ratio that was driven by favorable prior year loss and loss expense development that decreased loss and loss expenses by $3.9 million for the three months ended March 31, 2008.
     Our gross written premiums decreased 7.9% to $53.9 million for the three months ended March 31, 2008 compared to $58.5 million for the same period in 2007. During 2008, we continued to experience increased competition across our product lines with indications of other carriers continuing to lower their rates and expand their risk profile. Despite this increase in competition, we maintained our underwriting discipline. We had moderate rate decreases in our core property and casualty lines during the quarter ended March 31, 2008. We continue to experience premium volume growth from our ocean marine business and from our contractors business written on an occurrence form.
     Our net investment income decreased 1.9% to $5.3 million for the three months ended March 31, 2008 compared to $5.4 million for the same period in 2007. This decline is directly due to the lower interest rate environment and the effect of reducing our exposure to higher risk and higher yield investments, that supplemented our net investment income in 2007 and a lower amount of cash float from operations due to the decline in our premium. Our tax equivalent yield for the quarter ended March 31, 2008 was 5.5%, compared to 5.8% for the same period in 2007.
     Total expenses decreased by $6.3 million to $45.8 million for the three months ended March 31, 2008 compared to $52.1 million for the three months ended March 31, 2007. The combined ratio for the quarter ended March 31, 2008 was 93.4% with a loss and loss expense ratio of 57.5% and an expense ratio of 35.9%. This compares to a 94.6% combined ratio for the three months ended March 31, 2007 with a 62.3% loss and loss expense ratio and an expense ratio of 32.3%. For the quarter ended March 31, 2008, total loss and loss expenses related to the 2008 accident year was $31.7 million, which was partially offset by $3.9 million of favorable reserve development on prior accident years. This compares to $34.9 million of current accident year loss and loss expenses and $991,000 of favorable reserve development on prior accident years for the three months ended March 31, 2007. The decrease in loss and loss expenses for the three months ended March 31, 2008 for the current accident year is primarily due to the decline in earned premium. The favorable development on prior accident years for the three months ended March 31, 2008 primarily related to our property business written in 2006 and 2007. This business continued to perform better than our original estimates.
     The expense ratio for the three months ended March 31, 2008 and for 2007 was 35.9% and 32.3%, respectively. The increase in the expense ratio during the three months ended March 31, 2008 compared to the same period in 2007 is directly attributable to a 1.5% increase in our binding commission rates and lower premiums to offset our fixed costs for the first quarter ended March 31, 2008.
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
     Our property/casualty segment primarily includes general liability, commercial property and multi-peril insurance for small and mid-sized businesses. The other (including exited lines) segment primarily includes our surety business, including landfill and specialty surety that is written in order to maintain Century’s U.S. Treasury listing. PIC received its treasury listing in April 2008.
     The following table presents our gross written premiums in our primary segments and provides a summary of gross, ceded and net written premiums and net premiums earned for the periods indicated.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Gross written premiums
Property/casualty	$52,408	57,703
Other (including exited lines)	1,458	752

Total gross written premiums	53,866	58,455
Ceded written premiums	8,713	8,395

Net written premiums	$45,153	50,060

Net premiums earned	$48,345	54,388

Net written premiums to gross written premiums	83.8%	85.6%
Net premiums earned to net written premiums	107.1%	108.6%
Net writings ratio (1)	1.1	1.4

(1)	The ratio of net written premiums to our insurance subsidiaries’ combined statutory surplus. Management believes this measure is useful in gauging our exposure to pricing errors in the current book of business. It may not be comparable to the definition of net writings ratio used by other companies.

     Gross Written Premiums
     Gross written premiums decreased to $53.9 million for the three months ended March 31, 2008 from $58.5 million for the same period in 2007. During the first quarter of 2008, the decline in gross written premiums is due to the continued increase in competition with indications that we believe show other carriers are striving to increase their market share by reducing prices and providing broader coverage forms. These softening market conditions were most prevalent in our casualty market where we saw a decrease in premiums from our casualty book resulting from other carriers, we believe, offering broader coverages at a lower price on certain classes of business. In addition, we continue to see an increase in competition in our property lines as we believe other carriers are broadening their coverages by adding wind coverage to their existing policies. Currently we do not offer wind on fixed properties in the state of Florida or within two counties of the Gulf of Mexico or the eastern seaboard. However, we continue to evaluate the profitability of adding wind coverage to certain properties using strict underwriting criteria and exposure management.
     Net Written Premiums and Premiums Earned
     Net written premiums decreased by approximately $4.9 million for the three months ended March 31, 2008, compared to the same period in 2007. This decrease is due to the decline in gross written premiums and an increase in ceded premium. The additional ceded premium in the first quarter of 2008 compared to the same period in 2007 is due to an increase in the percent of ocean marine business to the total business, which has a higher ceding rate than our other lines of business.
     Net written premiums represented 83.8% and 85.6% of gross written premiums for the three months ended March 31, 2008 and 2007, respectively. The lower relationship of net written premiums to gross written premiums for the first quarter of 2008 reflects an increase in ceded premiums in the current year, as noted above.
     The ratio of premiums earned to net written premiums decreased by 1.5 percentage points for the three months ended March 31, 2008, compared to the same period in 2007. Premiums earned represent 107.1% of net written premiums for the three months ended March 31, 2007 compared to 108.6% in the first quarter in 2007. The relationship of premiums earned to net written premiums during the quarter ended March 31, 2008 was lower compared to the same periods in 2007, reflecting a decrease in the growth rate of premiums in the first quarter of 2008 compared to the same period in 2007.
     Net Investment Income
     Our investment portfolio generally consists of liquid, readily marketable and investment-grade fixed-maturity and equity securities. Net investment income is comprised of interest and dividends earned on these securities, net of related investment expenses.
     Net investment income was $5.3 million for the three months ended March 31, 2008, compared to $5.4 million for the same period in 2007. Invested assets, including cash, increased by $19.3 million to $486.6 million as of March 31, 2008 from $467.3 million as of December 31, 2007. The pre-tax investment yield for the quarter ended March 31, 2008 was 4.7%, compared to 5.2% for the same period in 2007. Our taxable equivalent yield for the first quarter of 2007 was 5.5% compared to 5.8% for the same quarter in 2007.
     Net Realized Investment Losses
     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.
     We realized net investment losses of $462,000 for the quarter ended March 31, 2008 compared to net investment losses of $201,000 for the quarter ended March 31, 2007. Other-than-temporary losses of $3.8 million were realized during the three months ended March 31, 2008. These losses related to five asset-backed securities that were written down in accordance with EITF 99-20, one municipal housing bond, one closed-end preferred stock fund and four preferred stocks for the three months ended March 31, 2008. Other-than-temporary losses of $616,000 that related to eleven asset-backed securities that were written down in accordance with EITF 99-20 were realized during the three months ended March 31, 2007.
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
     Due to the inherent uncertainty in estimating reserves for losses and loss expenses, there can be no assurance that the ultimate liability will not materially exceed amounts reserved, with a resulting adverse effect on our results of operations and financial condition. Based on the current assumptions used in calculating reserves, management believes our overall reserve levels at March 31, 2008 make a reasonable provision for our future obligations.
     The following table presents our case reserves and IBNR reserves for loss and loss expenses (net of the effects of reinsurance) by segment and the effects of reinsurance for the periods included:

	March 31, 2008			December 31, 2007
	Case	IBNR	Total	Case	IBNR	Total
Property and casualty:
Casualty	$57,686	157,828	215,514	57,035	152,790	209,825
Property	11,935	9,397	21,332	11,427	13,564	24,991
Other (including exited lines):
Commercial auto	8	—	8	97	4	101
Workers’ compensation	1,390	1,862	3,252	1,428	1,602	3,030
Surety	—	468	468	—	443	443

Net reserves for losses and loss expenses	71,019	169,555	240,574	69,987	168,403	238,390
Plus reinsurance recoverables on unpaid losses at end of period	13,285	26,369	39,654	12,865	27,998	40,863

Gross reserves for losses and loss expenses	$84,304	195,924	280,228	82,852	196,401	279,253

     The following table presents our incurred losses and loss expenses (net of the effects of reinsurance) from the most current accident year and from re-estimation of ultimate losses on prior accident years and provides a summary of losses incurred to premiums earned (loss and loss expense ratio) for the periods indicated:

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Net incurred losses and loss expenses attributable to insured events of:
Current year	$31,735	34,868
Prior years:
Property and casualty
Casualty	(386)	(1,216)
Property	(3,671)	222
Other (including exited lines):
Commercial automobile	(104)	2
Workers compensation	292	98
Other	(81)	(97)

Total prior years	(3,950)	(991)

Net incurred	$27,785	33,877

Net loss and loss expense ratio:
Current year	65.6%	64.1%
Prior years	(8.1)	(1.8)

Net loss and loss expense ratio:	57.5%	62.3%

     Our reserve for losses and loss expenses at March 31, 2008 was $240.6 million (before the effects of reinsurance) and $280.2 million (after the effects of reinsurance), as estimated through our actuarial analysis. During the first quarter of 2008, we concluded through our actuarial analysis that the December 31, 2007 reserve for losses and loss expenses of $279.3 million (after the effects of reinsurance) was redundant by $3.9 million, primarily due to favorable development in our property reserves.
     Net loss and loss expenses incurred were $27.8 million for the quarter ended March 31, 2008, compared to $33.9 million for the quarter ended March 31, 2007. In the first quarter of 2008, we recorded $31.7 million of incurred losses and loss expenses attributable to the 2008 accident year and $3.9 million of favorable prior year development. In the first quarter of 2007, we recorded $34.9 million of incurred losses and loss expenses attributable to the 2007 accident year and $991,000 of favorable prior year development.
     The decrease in net loss and loss expense reserves during the first three months of 2008 is primarily attributable to the lower amount of premium volume and favorable prior year development which were partially offset by higher current accident year loss and loss and loss expense ratios primarily related to our property business. The higher loss and loss expense ratios related to our property business is a direct result of an increase in weather related claims together with increased claim severity and higher loss and loss expense ratios related to our casualty business that reflect the lower premium rate levels that we have achieved as a result of the current market conditions. These higher losses adversely affected the property line results but were partially offset by $3.9 million of total favorable prior year development. We experienced a reduction in losses of $3.7 million in the property line for accident years 2007 and 2006 during the three months ended March 31, 2008. This favorable development was due to actual incurred losses that were lower than our initial expectations for accident year 2007 combined with favorable case reserve development for accident year 2006.
     The favorable development during the first quarter of 2007 from prior years consisted of approximately $1.2 million of favorable development on accident year 2005 contractor liability casualty business, included in our property and casualty segment. We reduced held reserves on 2005 casualty business in accordance with internal actuarial reserve recommendations. During 2007, the 2005 casualty book performed above expectations, and previously held reserves exceeded the indications for each of the estimation methods applied in our internal actuarial analysis. At the beginning of 2005, we began writing certain contractors’ liability business on a claims made form, replacing the occurrence form which had previously been utilized through 2004. We wrote a significant volume of claims made contractor business in both 2005 and 2006. Casualty reserves for accident years 2005 and 2006 were particularly difficult to initially estimate due to the magnitude and very limited experience for claims made contractor business. We continue to monitor loss emergence on this book and adjust assumptions and expectations as needed. The favorable reserve development on our casualty line was partially offset by approximately $200,000 of unfavorable reserve development primarily from the 2006 accident year in our property line. This increase was due to actual reported incurred losses that exceeded our expectations.
     Operating Expenses
     Operating expenses include the costs to acquire a policy (included in amortization of deferred policy acquisition costs), other operating expenses (including corporate expenses) and interest expense. The following table presents our amortization of deferred policy acquisition costs, other operating expenses and related ratios and interest expense for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Amortization of deferred policy acquisition costs (“ADAC”)	$14,176	13,699
Other operating expenses	3,193	3,851

ADAC and other operating expenses	17,369	17,550
Interest expense	596	686

Total operating expenses	$17,965	18,236

Expense ratio:
ADAC	29.3%	25.2%
Other operating expenses	6.6%	7.1%

Total expense ratio (1)	35.9%	32.3%

(1)	Interest expense is not included in the calculation of the expense ratio.
     Total operating expenses remained consistent at $18.0 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The overall expense ratio for the three months ended March 31, 2008 and 2007 was 35.9% and 32.3%, respectively. The increase in expense ratio for the three months ended March 31, 2008 compared to the same period in 2007, is primarily due to an increase in ADAC as a result of a decrease in the volume of insurance written. In addition, for the three months ended March 31, 2008, we experienced an increase in our ADAC portion of the expense ratio as a result of an increase in the binding commission rate.
     The increase in ADAC was offset by a decrease in other operating expenses. This decrease is a direct result of our continued expense management efforts that have resulted in an increase in efficiencies in our non-acquisition fixed costs.
     Interest expense decreased as a result of decreases in interest rates on our variable rate Trust Preferred securities due to decreases in the interest rate environment during the three months ended March 31, 2008 compared to the same period in 2007.
Income Taxes
     The income tax provision for the three months ended March 31, 2008 has been computed based on our estimated annual effective tax rate of 28.0% which differs from the federal income tax rate of 35% principally because of tax-exempt investment income and the effects of the change in the valuation allowance, as discussed below. The income tax provision for the quarter ended March 31, 2007 was 29.5% primarily due to the effect of tax-exempt investment income.
     We have recorded deferred tax assets and liabilities that result from temporary differences between the time income or expense items are recognized for financial statement purposes and for tax reporting. Such amounts are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The determination of current and deferred income taxis is based on complex analyses of many factors including interpretation of federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversals of temporary differences and current financial accounting standards. A valuation allowance is established if, based upon the relevant facts and circumstances, management believes that some or all of certain tax assets will not be realized. We have open tax years that may in the future be subject to examination by federal and state taxing authorities. For the three months ended March 31, 2008, the Company decreased the valuation allowance that was recorded as a component of other comprehensive income relating to unrealized losses on equity securities by $200,000 and increased the valuation allowance that was recorded in the income statement related to other-than-temporary impairments by $235,000. The valuation allowance at March 31, 2008 was $1.3 million related to unrealized losses on equity securities and $648,000 related to other-than-temporary impairments that, upon realization, could not be offset by past or future capital gains. At December 31, 2007, the Company had a valuation allowance of $2.0 million related to unrealized losses on equity securities and other-than-temporary impairments, that, upon realization, could not be offset by past or future capital gains. A portion of this valuation allowance, $1.5 million was recorded through other comprehensive income and the remainder was recorded through the statement of operations. Management periodically evaluates the adequacy of related valuation allowances, taking into account our open tax return positions, tax assessments received and tax law changes. The process of evaluating allowance accounts involves the use of estimates and a high degree of management judgment. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.
     Our estimates are reviewed continuously to ensure reasonableness. However, the amounts we may ultimately realize could differ from such estimated amounts.
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
     Century paid ordinary dividends of $1.3 million for both of the three months ended March 31, 2008 and 2007. PIC did not paid any dividends to Century during the first quarter of 2008 or 2007. Century’s ability to pay future dividends to ProCentury without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon Century generating net income in excess of dividends to ProCentury.
     Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (“NAIC”) has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2007, Century’s statutory surplus was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Century’s statutory surplus at December 31, 2007 was $153.5 million and the authorized control level was $31.1 million. Century’s statutory surplus at March 31, 2008 was $163.0 million.
     Consolidated net cash provided by operating activities was $2.1 million for the first three months of 2008, compared to $11.6 million for the same period in 2007. The majority of the decrease was due to lower premium volume in the three months ended March 31, 20087 compared to the three months ended March 31, 2007.
     Consolidated net cash used in investing activities was $6.0 million for the first three months of 2008, compared to $10.9 million for the same period in 2007. The change was due to the decrease in net cash provided by operating activities that could be invested during first quarter of 2008.

     Consolidated net cash used in financing activities was $492,000 for the first three months of 2008, compared to net cash provided by financing activities of approximately $1.1 million for the same period in 2007. This decrease is primarily the result of $697,000 of proceeds from the exercise of share options and a $650,000 draw on the line of credit during the quarter ended March 31, 2007. No options were exercised and we did not draw on the line of credit during the first quarter of 2008.
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
     We have a $10.0 million line of credit with a maturity date of September 30, 2009, and interest only payments due quarterly based on LIBOR plus 1.2% of the outstanding balance. All of the outstanding shares of Century are pledged as collateral. We did not make any draws on the line of credit during the three months ended March 31, 2008. There was $4.7 million outstanding under the line of credit at March 31, 2008 and 2007. Interest expense for the quarters ended March 31, 2008 and 2007 was $72,000 and $93,000.
     Our contractual obligations and commercial commitments have not materially changed from that reported in our most recent Form 10-K.
     Given our historical cash flow, we believe cash flow from operating activities in 2008 will provide sufficient liquidity for our operations, as well as to satisfy debt service obligations and to pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we cannot give assurances in this regard.
Investment Portfolio
     Our investment strategy is designed to capitalize on our ability to generate positive cash flow from our underwriting activities. Preservation of capital is our first priority, with a secondary focus on maximizing appropriate risk adjusted returns. We seek to maintain sufficient liquidity from operations, investing and financing activities to meet our anticipated insurance obligations and operating and capital expenditure needs. The majority of our fixed maturity portfolio is rated investment grade to mitigate our exposure to credit risk. Our investment portfolio is managed by three outside investment managers which all operate under investment guidelines approved by our investment committee. Our investment committee meets at least quarterly and reports to our board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. In limited circumstances, we will invest in non-investment grade fixed maturity securities that have an appropriate risk adjusted return, subject to satisfactory credit analysis performed by us and our investment managers.
     Our cash and investment portfolio increased to $486.6 million at March 31, 2008 from $467.3 million at December 31, 2007 and is summarized by type of investment in Note 3 to the interim unaudited consolidated condensed financial statements included in this Form 10-Q filing. Our taxable equivalent yield was 5.5% at March 31, 2008 and 5.8% at December 31, 2007. The fair value of our fixed-maturity securities at March 31, 2008 increased to $409.9 million from $407.5 million at December 31, 2007. The fair value of our equity securities decreased to $42.3 million at March 31, 2008 from $43.2 million at December 31, 2007. As of March 31, 2008, the duration of the fixed income portfolio was 5.1 years, slightly longer than the duration of 4.6 years at December 31, 2007. The average credit quality of the portfolio remained investment grade.
Accounting Standards
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position the fair value of assets and liabilities for which the fair value option has been elected, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount. FAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, an entity is permitted to elect the fair value option irrevocably for any existing asset or liability within the scope of the standard. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Retrospective application would not be permitted. The Company did not elect the fair value option for assets and liabilities currently held upon its adoption of FAS 159 effective January 1, 2008. Therefore, FAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”
     FAS 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets. The highest possible level should be used to measure fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007.
     In February 2008, FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which permits a one-year deferral of the application of FASB Statement No. 157, Fair Value Measurements , for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
     The Company adopted FAS 157 and FSP FAS 157-2 effective January 1, 2008. Accordingly, the provisions of FAS 157 were not applied to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only. The adoption of FAS 157, for all other assets and liabilities held by the Company, did not have a material effect on the Company’s results of operations, financial position or liquidity. The Company will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or liquidity.
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
     As of March 31, 2008, there had not been a material change in any of the market risk information disclosed by the Company under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Based on management’s evaluation of the Company’s Disclosure Controls as of March 31, 2008, management concluded that they provide reasonable assurance that information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     As of December 31, 2007, our monitoring and review controls for determining our assumptions for projected cash flows for asset-backed securities in connection with our assessment of other than temporary impairment did not operate effectively. As a result, these controls failed to detect that insufficient consideration was given to current information and events that a market participant would use in determining the fair value of the investments. This material weakness resulted in a material adjustment to the net realized investment losses in our preliminary 2007 annual consolidated financial statements which was corrected prior to issuance. To address this material weakness, during the first quarter of 2008 management completed additional analysis using more current data and implemented enhancements in our internal control over financial reporting that were designed to ensure that we continue to perform such analysis on a quarterly basis. Management believes that these steps remediated the material weakness. There were no other changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     The risks related to our business and industry have not materially changed from those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
On April 2, 2008, the staff of the SEC requested that we voluntarily provide certain information related to our construction defect reserves for fiscal years 2003 through 2006. At December 31, 2007, construction defect reserves represented approximately 5.6% of our total reserves. The request indicated that their inquiry should not be construed as an indication by the SEC or the staff that any violation of law has occurred. We are in the process of voluntarily providing the SEC with responsive information with the goal of expediting the resolution of the inquiry. Although we have confidence in the integrity of our financial statements and our methods for establishing reserves, including construction defect reserves, we cannot predict the ultimate outcome of the inquiry at this time. Based on present information, we believe the resolution of this matter will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated February 20, 2008, by and among Meadowbrook Insurance Group, Inc., ProCentury Corporation and MBKPC Corp. (Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2008.)

3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

PROCENTURY CORPORATION
Date May 12, 2008	By:	/s/ Erin E. West
Erin E. West
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated February 20, 2008, by and among Meadowbrook Insurance Group, Inc., ProCentury Corporation and MBKPC Corp. (Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2008.)

3.1	Amended and Restated Articles of Incorporation of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

3.2	Amended and Restated Code of Regulations of ProCentury (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on September 4, 2004.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.